Form 10-K
period 1997-09-30
KEYSPAN ENERGY CORP /NY/
filed 1997-12-19
CIK 1022916

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended           September 30, 1997
                                      OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission file number                   1-14508

                 KEYSPAN ENERGY CORPORATION
     (Exact name of Registrant as specified in its charter)

           New York                               11-3344628
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

ONE METROTECH CENTER, BROOKLYN, NEW YORK          11201-3850
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  718-403-1000

Securities registered pursuant to Section 12(b) of the Act:
                                           Name of Each Exchange on
     Title of Each Class                       Which Registered
Common Stock-$.33 1/3 par value             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
      On December 11, 1997 the Company had 50,966,673 shares of Common Stock outstanding at an aggregate market value of $1.7 billion.

               DOCUMENTS INCORPORATED BY REFERENCE
                                                        Part of
Documents                                               Form 10-K
Form 8K dated December 19, 1997                          Part II

PART   I

Item   1.  Business
            The Company                                        3
              a. Overview of Utility Subsidiary                4
                      Competition                              5
                   Regulation and Rate Matters                 7
                   Gas Supply                                  8
                   Environmental Matters                       9
                   Research and Development                    9
              b. Overview of Non-Utility Subsidiaries          9
            Employees                                         12

Item   2.  Properties                                         12

Item   3.  Legal Proceedings                                  13

Item   4.  Submission of Matters to a Vote of Security
           Holders                                            13
PART   II
Item   5.  Market for the Registrant's Common Stock and
           Related Security Holder Matters                    13

Item   6.  Selected Financial Data                            15

Item   7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      16

Item   8.  Financial Statements and Supplementary Data        30

Item   9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure             58

PART   III

Item  10.  Directors and Executive Officers of the
           Registrant                                         58

Item  11.  Executive Compensation                             64

Item  12.  Security Ownership of Certain Beneficial Owners
           and Management                                     73

Item 13.   Certain Relationships and Related Transactions     74

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                74

Signatures                                                    81

Part I

Item 1.   Business

                                  The Company

      KeySpan Energy Corporation (Company or KeySpan) is filing its first report on Form 10-K herewith as successor to the Brooklyn Union Gas Company (Brooklyn Union). In fiscal 1997, The Brooklyn Union Gas Company and its subsidiaries were reorganized into a holding company structure named KeySpan Energy Corporation. At a special meeting held on August 7, 1997, shareholders approved the reorganization, and after the close of business on September 29, 1997 the reorganization became effective by a share exchange through which each share of Brooklyn Union common stock was converted into one share of KeySpan common stock. (See Part II, Item 8., "Financial Statements and Supplementary Data - Summary of Significant Accounting Policies and Basis for Financial Statement Presentation - 'Reorganization'".) Brooklyn Union is the Company's utility gas distribution subsidiary and its principal subsidiary. In addition to gas distribution, KeySpan subsidiaries are engaged in gas exploration and production operations, gas marketing and energy systems installation and management services. Other subsidiaries participate and own investments in projects involving gas pipeline and storage facilities. Further, certain subsidiaries are in the process of selling their investments in cogeneration facilities and fuel management operations. The scope of energy investments is being expanded to include greater participation in international projects, such as a gas pipeline from Scotland to Northern Ireland and a gas distribution system in Belfast, Northern Ireland which is supplied by the pipeline. Other planned investments include participating in cogeneration projects in selected countries and oil and gas ventures in Mexico. Gas exploration and production, and gas marketing operations are fully consolidated in the financial information presented. All other investments of subsidiaries are accounted for on the equity method. (See Part I, Item 1., "The Company 'Overview of Non-Utility Subsidiaries'".)

      The Company's executive offices are located at One MetroTech Center, Brooklyn, New York 11201-3850. Its telephone number is
(718) 403-1000. Financial and other information is also available through the World Wide Web at http://www.Keyspanenergy.com. The Company has filed an exemption statement with the Securities and Exchange Commission (SEC) to exempt itself and its subsidiaries from all provisions of the Public Utility Holding Company Act of 1935 (except with respect to certain acquisitions and investments) pursuant to the intrastate exemption provided by Section 3(a)(1) of that Act.

      Also in fiscal 1997, Brooklyn Union (prior to its reorganization) and Long Island Lighting Company entered into an

Agreement and Plan of Exchange and Merger pursuant to which the companies would become wholly owned subsidiaries of a new holding company. Based on the terms of the transaction, as the result of the combination of the Company with a newly-formed subsidiary of the new combined holding company, the Company's common shareholders will receive one share of common stock of the new holding company for each common share of the Company they currently own. This agreement was approved by both companies boards of directors and shareholders of both companies approved the transaction on August 7, 1997, the same time at which Brooklyn Union's shareholders also approved its reorganization. In March 1997, Brooklyn Union and LILCO filed a joint petition with the New York State Public Service Commission (PSC) seeking approval under Section 70 of the New York Public Service Law for the combination. It is currently anticipated that the PSC will act on the petition in early calendar year 1998. Also the transaction is conditioned upon receipt of other required regulatory approvals. LILCO has entered into a separate transaction with the Long Island Power Authority involving the sale and transfer of LILCO's electric transmission and distribution assets as well as certain other assets. (See Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - 'Utility Rate and Regulatory Matters - Proposed LILCO Transaction'", and Part II, Item 8., "Financial Statements and Supplementary Data, - Note 9 to the Consolidate Financial Statements, 'Combination with Long Island Lighting Company (LILCO Transactions)'".)

a. Overview of Utility Subsidiary

General

      Brooklyn Union, KeySpan's gas distribution subsidiary, was incorporated in the State of New York in 1895 as a combination of existing companies, the first of which was granted a franchise in 1849. Brooklyn Union distributes natural gas at retail, primarily in a territory of approximately 187 square miles, which includes the Boroughs of Brooklyn and Staten Island and two-thirds of the Borough of Queens, all in New York City. The population of the territory served is approximately 4,000,000. As of September 30, 1997, Brooklyn Union had approximately 1,128,000 active meters, of which approximately 1,090,000 were residential. Brooklyn Union is subject to the comprehensive regulatory jurisdiction of the PSC.

Seasonality

      The gas distribution business is influenced by seasonal weather conditions. Annual revenues are substantially realized during the heating season (November 1 to April 30) as a result of the large proportion of heating sales, primarily residential, compared to total sales. Accordingly, results of operations historically are most favorable in the second quarter (the three months ended March 31) of the Company's fiscal year, with results of operations being next most favorable in the first quarter. Results for the third quarter are marginally unprofitable, and losses are usually incurred in the fourth quarter. Brooklyn Union's tariff contains a weather normalization adjustment that provides for recovery from or refund to firm customers of material shortfalls or excesses of firm net revenues (revenues less applicable gas costs, if any) during a heating season due to variations from normal weather. (See Part I, Item 1., "Business - Overview of Utility Subsidiary, 'Regulation and Rate Matters'" and
Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - 'Utility'".)

Sales

      For the fiscal year ended September 30, 1997, firm gas and transportation sales were 136,370 MDTH, of which 74% were residential, 11% commercial, 10% governmental and 5% industrial.
Other gas and transportation sales and services to off-system and interruptible customers amounted to 54,920 MDTH.

      Brooklyn Union opened the first New York-based market hub for buyers and sellers of natural gas in the Northeast in fiscal 1994. With interconnections and access to several major pipelines, the New York Market Hub offers transportation, balancing and exchange services to utilities, municipalities, marketers and large-volume customers. In 1997, the Hub placed 33,800 MDTH of gas for delivery to customers in 17 states, Washington, DC and one Canadian province.

      The heating capacity of gas is measured in therms. One therm equals 100,000 BTUs, the heat content of approximately 100 cubic feet of natural gas. The heat content of approximately 1,000,000 cubic feet of gas represents 10,000 therms or 1 MDTH. Accordingly, one billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.

                           Competition

General

      Within its utility service territory, Brooklyn Union competes with suppliers of oil, electricity and other fuels for cooking, heating, air conditioning and other purposes. Changes in regulatory policies and market forces have shifted the industry from traditional cost-based regulation involving gas sales, transportation, storage and other related services on a bundled basis by the interstate pipelines toward market-based sales on an unbundled basis. These policy changes have made the market more competitive with respect to gas supply and related services. Similar regulatory policy changes are affecting the distribution of gas and electric energy at state and local levels. The PSC set forth a policy framework and issued a series of orders in 1994 through 1996 pursuant to which, effective May 1, 1996, customers who choose to do so can arrange to purchase their gas directly from qualified marketers. Brooklyn Union continues to serve as the transporter of gas within its local distribution network, and the related rates provide full margin recovery of all costs of service, other than gas costs. Regardless of whether customers purchase gas from Brooklyn Union or other suppliers, customers pay Brooklyn Union for transporting the gas.

      Continuing the trend to enhance competition within the gas marketplace, the Staff of the PSC issued a Position Paper, on September 4, 1997, in which it concluded that the most effective way to establish a competitive gas marketplace is to separate the merchant and distribution functions. A five year transition period was suggested in the Position Paper, during which time the local distribution companies would provide the bulk of the merchant function. Further action is not expected until comments to the Position Paper are received and evaluated by the PSC.

      The Company believes that its holding company structure will provide it with the flexibility for further expansion and diversification in energy-related businesses through investments, acquisitions and strategic alliances. Moreover the pending combination with LILCO will create a new integrated energy company that can offer a broader range of energy services to a larger customer base. Additionally, economies and synergy savings resulting from this combination, will allow the newly created energy company to compete more effectively in an increasingly competitive energy market. (See Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - 'Sales Volumes and Analysis of Utility Net Revenues', and 'Utility Rate and Regulatory Matters'".)

Markets

     Brooklyn Union has continually expanded its existing markets and is developing new ones to increase gas sales. In the residential heating market, gas is sold in competition with No. 2 grade fuel oil. During the year, gas at the burner tip locally was competitive with alternate grades of fuel oil. Conversions from oil to gas heat continued during fiscal 1997. Approximately 79% of one- and two-family homes in Brooklyn Union's service area now use gas for space heating.

     Brooklyn Union's share of the multi-family market is approximately 47%. In this market, gas service under large-volume rates is continuously repriced to be competitive with alternate grades of fuel oil. In the commercial and industrial markets, special area development and business incentive gas rates are also offered by Brooklyn Union to businesses that move to or expand operations in designated areas in Brooklyn Union's territory.

     Further, as a result of deregulation, a significant market for off-system gas sales, transportation and other services has developed. Competition is expected to intensify in this market as deregulation is more widely implemented in the Northeast.

                      Regulation and Rate Matters

General

      Utility retail sales, which include sales of gas, transportation and balancing services by Brooklyn Union, are made primarily under rate schedules and tariffs filed with and subject to the jurisdiction of the PSC. Amendments have been made to rate schedules and tariffs to reflect the conditions and rates under which delivery and other services are provided to customers who opt to have their gas supplied by third parties. Rate schedules also have been established governing the provision of certain services to such marketers. In general, the schedules provide for block rates that result in reductions in the unit price as use increases. They contain gas cost adjustment provisions that permit Brooklyn Union to pass on to firm customers increases and decreases in the cost of gas currently in billings to firm customers through the operation of a tariff provision, the Gas Adjustment Clause
(GAC). Revenue requirements to establish utility rates are based on tariff gas and transportation sales to firm customers. Net revenues from off-system gas sales and tariff gas balancing services and capacity release credits are refunded to firm customers subject to sharing provisions in Brooklyn Union's tariff. Prior to October 1, 1996, net revenues from tariff sales for gas and transportation services to on-system customers made on an interruptible basis were refunded to firm customers subject to sharing provisions. The GAC provision requires an annual reconciliation of recoverable gas costs with GAC revenues. Any difference is deferred pending recovery from or refund to firm customers during a subsequent twelve month period.

KeySpan Formation and Current Rate Plan

      In September 1996, the PSC approved a settlement agreement that authorized Brooklyn Union to pursue its holding company reorganization. That agreement also included a new multi-year rate plan for Brooklyn Union that became effective on October 1, 1996. After an initial rate reduction of approximately $3.5 million in fiscal 1997, the non-gas component in customer bills will be under specific price caps. Hence, subject to limited exceptions, the total amount for this component in rates that Brooklyn Union can charge customers, in the aggregate, will remain constant for the subsequent five years, although rates in certain customer classes may be increased in order to reflect cost responsibility more appropriately.

Other Rate Matters

      For further information regarding the status of other regulatory proceedings, including customer fixed price option and appliance service and, rate orders that became effective in October 1996, see Part II, Item 7., "Management's Discussion, and Analysis of Financial Condition and Results of Operations - 'Sales Volumes and Analysis of Utility Net Revenues', and 'Utility Rate and Regulatory Matters'". Also, for additional information on the effects of rate regulation, see Part II, Item 8,. "Financial Statements and Supplementary Data, Summary of Significant Accounting Policies and Basis for Financial Statement Presentation- 'Regulatory Assets'".

                               Gas Supply
General

      In 1997, 60% of gas supply was purchased from domestic sources under long-term contracts, 22% from Canadian sources under long-term contracts and 18% from spot market sources.

Long-Term Sources of Supply

      Under long-term contracts and regulatory certificates applicable to gas supply and pipeline transportation and storage services, Brooklyn Union's suppliers are authorized and obligated to provide maximum firm daily total deliveries of 994 MDTH of gas for the 1997-98 winter. This supply consists of 380 MDTH per day of firm gas supply from U.S. sources, 100 MDTH per day of firm Canadian gas supply, 489 MDTH per day of storage and winter services related to U.S. sources, and 25 MDTH of on-system peaking supply.

      Major providers of interstate pipeline capacity and related services are: Transcontinental Gas Pipe Line Corporation, Texas Eastern Transmission Corporation, Iroquois Gas Transmission System, Tennessee Gas Pipeline Company, CNG Transmission Corporation and Texas Gas Transmission Company, which provide unbundled firm transportation and storage services. These pipelines provide delivery of U.S. and Canadian supplies purchased from natural gas sellers to the utility's market.

Peak-day Supply

      Brooklyn Union plans for peak-day demand on the basis of an average temperature of 0oF. Gas demand on such a design peak-day is estimated at 1,122 MDTH during the 1997-98 winter. The highest 24-hour firm sendout experienced by Brooklyn Union was 1,028 MDTH on January 7, 1997, when the average temperature was 12oF.


      For the 1997-98 winter, Brooklyn Union has the capability to provide a maximum peak-day supply of 1,285 MDTH, consisting of firm flowing supply, pipeline storage supply, seasonal winter supply, and vaporized LNG. The LNG plant has a storage capacity of 1,660 MDTH and peak-day sendout capacity of 291 MDTH, or 23% of peak-day supply. Effective November 1, 1996, a winter peaking service, the Brooklyn Navy Yard Peaking Supply, was added to the gas supply portfolio. It can provide a maximum daily capacity of 25 MDTH and a total available seasonal capacity of 480 MDTH.

Gas Costs

      The average cost of gas purchased for firm customers was $4.19 per DTH in 1997, $3.49 per DTH in 1996 and $3.12 per DTH in 1995. The increase reflects generally higher commodity prices. Such prices within the last three years generally show an upward trend, largely related to more volatile seasonal weather conditions and underlying increases in demand in line with generally favorable economic conditions.

                     Environmental Matters

     For information regarding environmental matters affecting the Company, see Part II, Item 7., "Management's Discussion and
Analysis of Financial Condition and Results of Operations -
'Environmental Matters'," and Part II, Item 8., "Financial
Statements and Supplementary Data, - Note 8 to the Consolidated
Financial Statements, 'Environmental Matters'".

                     Research and Development

     In fiscal 1997, Brooklyn Union spent $8.9 million on research and development (R&D) programs. Of this amount, $2.3 million was spent to support programs of the Gas Research Institute. Brooklyn Union also provided $1.2 million to other research associations, including the New York State Energy Research and Development Authority (NYSERDA) and the New York Gas Group. The balance of $5.4 million was devoted primarily to internal R&D programs relating to efficient gas utilization and operations technologies. These programs covered cogeneration, power stations, refrigeration, and fuel cells, as well as natural gas refueling stations. In addition, Brooklyn Union continues to make significant efforts in developing innovative operation systems which reduce utility costs.

b.  Overview of Non-Utility Subsidiaries

General

     KeySpan's principal non-utility subsidiaries are engaged in gas exploration and production operations and gas marketing and energy systems installation and management services. Other subsidiaries participate and own investments in projects involving gas pipeline and storage facilities. The scope of energy investments is being expanded to include greater participation in international projects. The Company's total investment in these businesses, computed in accordance with PSC methodology as a percentage of consolidated capitalization, was 18.0%, 13.4% and 14.2% as of September 30, 1997, 1996 and 1995, respectively. For further information regarding the subsidiaries, see Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations", Part II, Item 8., "Financial Statements and Supplementary Data - Note 10 to the Consolidated Financial Statements, 'Supplemental Gas and Oil Disclosures'".

Gas Exploration and Production Subsidiary

     The Houston Exploration Company (THEC) is an independent natural gas and oil company engaged in the exploration, development and acquisition of domestic natural gas and oil properties. THEC's properties are located in the Gulf of Mexico, Texas, the Arkoma Basin and Appalachia. In September 1996, THEC completed the initial public offering of 8,037,000 shares of its common stock at an offering price of $15.50 per share. The offering reduced the Company's ownership from 100% to approximately 66%. THEC is a registrant under the Securities Act of 1933 and Securities Exchange Act of 1934. Its commission file number is 001-11899 (See Part II,
Item 7., "Managements Discussion and Analysis of Financial Condition and Results of Operations - 'Gas Exploration and Production'".) Total gas production was approximately 46.3 BCFe (one billion cubic feet of gas including oil equivalent volumes) during fiscal 1997 and net proved gas reserves at September 30, 1997 were approximately 321 BCFe. For information concerning the gas and oil exploration, development and producing activities of the Company's subsidiaries, see Part II, Item 8., "Financial Statements and Supplementary Data, - Note 10 to the Consolidated Financial Statements, 'Supplemental Gas and Oil Disclosures'".

Marketing

     KeySpan Energy Services Inc. (KES), formed in April 1996, markets gas and arranges for transportation and related services largely to retail customers including those served by the Company's gas distribution subsidiary.

     KeySpan Energy Management Inc. (KEM), formed in October 1996, provides a variety of technical and maintenance services to customers that operate commercial and industrial facilities located primarily within the New York City metropolitan area. During the year, KEM acquired a well-established engineering firm and a major heating, ventilation and air conditioning contractor.

     Prior to 1997, gas marketing activities were based in Houston Texas and conducted on a wholesale level by a separate subsidiary operating under a joint venture with a subsidiary of a major independent oil and gas producer. In 1996, the Company's subsidiary sold its interest in the joint venture.

Equity Investments in Energy Services

Pipeline Storage and Other

     A subsidiary, North East Transmission Co., Inc. (NETCO) owns a 19.4% interest in the Iroquois Gas Transmission System L.P. (Iroquois), a 374-mile pipeline that currently transports approximately 910 MDTH of Canadian gas supply daily to markets in the northeastern United States. Brooklyn Union currently receives up to 70 MDTH of gas per day through Iroquois.

     Through a subsidiary, the Company has equity investments in two gas storage facilities located in New York State.

     During fiscal 1997, the Company's Canadian subsidiary sold its residual interests in certain Canadian gas processing properties for an after-tax gain of $3.3 million.

     Also in fiscal 1997, KeySpan International Ltd. acquired 24.5% interests in Phoenix Natural Gas in Belfast, Northern Ireland and
The Premier Transco Pipeline. Phoenix is refurbishing and expanding the distribution system that serves Belfast and surrounding areas. Premier, an 84-mile pipeline to Northern
Ireland from southwest Scotland, is supplying Phoenix and a 1,080 megawatt power station in Ballylumford.

Cogeneration

     Gas Energy Inc. (GEI) participates in the development, operation and ownership of cogeneration projects. A GEI subsidiary is a 50% partner in a 100-megawatt cogeneration facility at John F. Kennedy International Airport (JFK) in Queens, New York. This facility commenced operations in 1995. GEI owns an 11.3% interest in a 174-megawatt gas cogeneration plant located in Lockport, New York. An affiliate is a 50% partner in a 40-megawatt cogeneration facility that serves the State University of New York at Stony Brook, Long Island, which commenced operations in 1995, and is a 45% partner in a 50-megawatt gas cogeneration plant that has been producing heat and power at a Northrop Grumman facility located in Bethpage, Long Island, New York.

     The scope of cogeneration activities also includes providing fuel-management services. GEI subsidiaries provide such services to the JFK, Stony Brook and Northrop Grumman facilities and to another 50-megawatt facility. In 1997, these subsidiaries, as fuel managers, provided 14,000 MDTH of gas to these cogeneration projects.


     During fiscal 1997, a fuel management operation was sold for an after-tax gain of $4.5 million. In addition, subsidiaries are in the process of finalizing the sale of domestic cogeneration investments and remaining fuel management operations. The gain will be recorded on closing, which is expected to take place in the first quarter of fiscal 1998.

                                   Employees

     The Company and its subsidiaries employed 2,813 full time employees at September 30, 1997, compared to 3,168 at September 30, 1996.

Item 2.   Properties

General

     The Company is an occupant in a building leased by Brooklyn Union. Brooklyn Union leases its corporate headquarters at One MetroTech Center in downtown Brooklyn. The lease agreement has a remaining term of 14 years and renewal options. The Company and its subsidiaries own or lease certain other buildings and facilities for use in the conduct of their business. The Company's future minimum lease payments are approximately $15 million per year.

Capital Expenditures

     In fiscal 1997, consolidated capital expenditures were $ 284.8 million, of which $100.9 million was primarily for utility property additions, $125.3 million was related to gas exploration and production development and $58.6 million was related to equity investments in energy services. Consolidated capital expenditures are estimated to be approximately $250 million for fiscal 1998.

Gas Distribution Subsidiary

     Brooklyn Union holds franchises to lay gas mains in the streets, highways and public places in the Boroughs of Brooklyn and Staten Island, and the former Second and Fourth Wards of the Borough of Queens. Brooklyn Union has consents and permits which, with immaterial exceptions, give it the right to carry on its utility operations, substantially as now carried on, in the territory served. The franchises are unlimited in duration, except that a franchise to transmit and distribute gas in the former Fifth Ward of the Borough of Staten Island expires in 2006. Gas sales revenues in the former Fifth Ward are approximately 2.3% of the total gas sales revenues of Brooklyn Union.

     As of September 30, 1997, the utility distribution pipeline system consisted of approximately 1,979 miles of cast iron main, 1,680 miles of steel main and 331 miles of mains with plastic inserts, with requisite accessory regulating stations. The distribution system for the most part is located under public streets.

     Brooklyn Union owns and operates an LNG plant, located at its Greenpoint Energy Center in Brooklyn, to liquefy and store gas during the summer months for vaporization and use during the winter months. This plant has a storage capacity of 1,660 MDTH of natural gas in liquid form and a vaporization capacity of 291 MDTH per day.

Properties of Other Subsidiaries

     Principal consolidated properties of other subsidiaries and their affiliates include interests in gas and oil leasehold properties, producing wells and related equipment and structures. For information concerning the gas exploration, production and processing activities of the Company's subsidiaries, see Part II,
Item 8., "Financial Statements and Supplementary Data, - Note 10 to the "Consolidated Financial Statements, 'Supplemental Gas and Oil Disclosures'".


Item 3.   Legal Proceedings

      For information regarding environmental matters affecting the Company, see Part II, Item 7., "Management's Discussion and
Analysis of Financial Condition and Results of Operations -
'Environmental Matters'" and Part II, Item 8., "Financial
Statements and Supplementary Data, - Note 8 to the Consolidated
Financial Statements, 'Environmental Matters'".

Item 4.   Submission of Matters to a Vote of Security Holders

      At a special shareholder meeting held on August 7, 1997, Brooklyn Union shareholders approved the reorganization of Brooklyn Union and its subsidiaries into a holding company structure under the name KeySpan Energy Corporation. Also during this meeting, shareholders approved the Agreement and Plan of Exchange and Merger pursuant to which KeySpan and LILCO would become wholly owned subsidiaries of a new holding company. (See Part I, Item 1., "Business".)

Part II

Item 5.   Market for the Registrant's Common Stock and Related
          Security Holder Matters

      The following is information regarding the Company's common stock. For additional information required by this item, see Part II, Item 6., "Selected Financial Data" and Part II, Item 8., "Financial Statements and Supplementary Data, - Note 4 to the Consolidated Financial Statements, 'Capitalization'".

Stock Listings

      The Company's common stock is traded on the New York Stock Exchange (NYSE) under the trading symbol KSE. The Houston Exploration Company's (THEC) common stock is traded on the NYSE under the trading symbol THX. Daily stock reports are carried by most major newspapers under the headings KeySpan and HoustEX, respectively.

Dividends

      Quarterly dividends on the Company's common stock have been payable on the first of February, May, August and November. All dividends paid by the Company are taxable as ordinary income. The holding company settlement agreement approved by the PSC contains limitations on the level of dividend payments from Brooklyn Union to KeySpan based on the maintenance of certain credit quality ratings. If credit ratings should change significantly, KeySpan may be limited in its ability to pay dividends.

Item 6. Selected Financial Data
======================================================================================================
For Year Ended September 30,                1997          1996         1995        1994       1993
======================================================================================================
                                                 (Thousands of Dollars Except Per Share Data)
Income Summary
Operating revenues
            Gas sales and transportation  $1,313,928    $1,328,392   $1,130,615 $1,257,720 $1,128,475
            Other retail services             49,755        23,791       21,716     21,918     16,840
            Gas production and other         114,504        79,819       63,953     58,992     60,189
------------------------------------------------------------------------------------------------------
Total operating revenues                   1,478,187     1,432,002    1,216,284  1,338,630  1,205,504
Operating expenses
            Cost of gas                      594,185       610,053      446,559    560,657    466,573
            Operation and maintenance        419,764       428,977      385,654    384,734    366,706
            Depreciation and depletion       110,964        79,610       72,020     69,611     64,779
            General taxes                    153,475       143,296      134,718    150,743    144,827
            Federal income tax                57,229        39,508       41,989     40,556     41,413
------------------------------------------------------------------------------------------------------
Operating income                             142,570       130,558      135,344    132,329    121,206
Income from equity investments                14,395        13,523        9,458      5,689      1,150
Gain on sale of investments                   13,755        16,160           -         -       20,462
Gain on sale of subsidiary stock                 -          35,437           -         -          -
Write-off of investment in propane company       -             -             -         -      (17,617)
Other, net                                       354        (1,188)         151        700       (465)
Federal income tax expense                    (5,127)      (19,861)         (51)      (142)       (70)
Minority interest in earnings of subsidiary   (6,629)          -             -         -          -
Interest charges                             (44,585)      (51,721)     (53,067)   (51,192)   (48,103)
------------------------------------------------------------------------------------------------------
Net income                                   114,733       122,908       91,835     87,384     76,563
Dividends on preferred stock                     292           323          337        351        364
------------------------------------------------------------------------------------------------------
Income available for common stock           $114,441      $122,585      $91,498    $87,033    $76,199
======================================================================================================
Financial Summary
Common stock information
            Per share
                Earnings ($)                    2.28          2.48         1.90       1.85       1.73
                Cash dividends declared ($)     1.46          1.42         1.39       1.35       1.32
                Book value, year-end ($)       19.09         18.17        16.94      16.27      15.55
                Market value, year-end ($)    33 3/8        27 7/8       24 5/8     24 7/8     25 3/4
            Average shares outstanding (000)  50,224        49,365       48,211     46,980     44,042
            Shareholders                      30,934        33,320       33,669     35,233     30,925
            Daily average shares traded       90,900        64,500       49,100     42,100     33,100
Capital expenditures ($)                     284,842       302,280      214,006    199,572    204,514
Total assets ($)                           2,497,190     2,289,603    2,116,922  2,029,074  1,897,847
Common equity ($)                            969,043       905,808      826,290    774,236    721,076
Preferred stock, redeemed ($)                   -            6,600        6,900      7,200      7,500
Long-term debt ($)                           745,091       712,013      720,569    701,377    689,300
Total capitalization ($)                   1,714,134     1,624,421    1,553,759  1,482,813  1,417,876
Earnings to fixed charges (times)               4.31          3.99         3.17       3.21       3.19
======================================================================================================
Utility Operating Statistics
Gas data (MDTH)
            Firm gas and
               transportation sales          136,370       142,075      123,356    133,513    128,972
            Other sales                       54,920        42,847       49,910     42,392     25,032
            Maximum daily capacity, yr end     1,285         1,284        1,256      1,256      1,258
            Maximum daily sendout              1,028           994          963      1,022        915
Total active meters (000)                      1,128         1,126        1,125      1,122      1,119
Heating customers (000)                          467           461          454        446        441
Degree days                                    4,715         5,170        4,240      4,974      4,802
            Colder (Warmer) than normal (%)     (1.2)          7.7        (11.2)       3.1        -
======================================================================================================

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Earnings Summary

      In fiscal 1997, consolidated income available for common stock was $114.4 million, or $2.28 per share, compared to $122.6 million, or $2.48 per share, in 1996, and $91.5 million, or $1.90 per share, in 1995. Earnings in all years reflect performance in major areas of operations and investments. The consolidated rate of return on average common equity was 12.2% in 1997, 13.6% in 1996, and 10.9% in 1995. Consolidated income available for common stock, together with the effect of gains and other non-recurring items, is set forth in the following summary:

    __________________________________________________________________________
                                         1997       1996        1995
    __________________________________________________________________________
                                            (Thousands of Dollars)
    Income Available for Common Stock

    Utility                            $ 90,540    $ 82,090    $ 78,677
    __________________________________________________________________________
    Gas Exploration and Production
      Operations (before
        reorganization charge)           13,101       7,627       7,843
     Reorganization charge                 -         (7,800)        -
     Gain on sale of subsidiary stock      -         23,034         -
     Gain on sale of Canadian plant        -         10,505         -
    _________________________________________________________________________
                                         13,101      33,366       7,843
    _________________________________________________________________________

    Marketing Activities                 (3,700)      1,396       1,329

    Equity Investments in Energy Services
     Pipeline, storage and other          8,100       5,319         979
     Cogeneration                         6,400         414       2,670
    __________________________________________________________________________
                                         10,800       7,129       4,978
    __________________________________________________________________________
    Consolidated                       $114,441    $122,585    $ 91,498
    __________________________________________________________________________

Utility

      In 1997, earnings from utility operations provided an equity return of 13.51%. In the last three years, income available for common stock from utility operations has benefited from additions of new firm gas heating customers, principally as a result of customer conversions from oil to gas for space heating in large apartment buildings; expanded gas sales, transportation and other services both within the local distribution network and through our New York Market Hub; development of ancillary revenue streams from expansion of services to customers; and attainment of cost efficiencies through early retirement programs and reengineering of operations. The effect on utility revenues of variations in weather largely was offset by the weather normalization adjustment included in the utility's tariff.

Gas Exploration and Production

      In 1997, earnings from gas exploration and production reflect the large-scale expansion of operations, primarily in Texas and the Gulf of Mexico, by The Houston Exploration Company (THEC). The expansion of these operations was the result of initiatives taken by the Company last year related to the initial public offering of common stock by THEC. Thus, consolidated earnings in 1997 reflect a 66% interest in THEC compared to a 100% interest in 1996 and 1995. In addition, THEC operates in the Arkoma Basin and Appalachia.

      In 1996, earnings from gas exploration and production operations included a reorganization charge of $7.8 million, net of federal income taxes, recorded by THEC. Excluding this charge, operating results were comparable in 1996 and 1995. Further, earnings in 1996 also included an after-tax gain of $23.0 million on the issuance by THEC of 8,037,000 shares of its common stock in September 1996 in its initial public offering. Moreover, earnings included an after-tax gain of $10.5 million realized on the sale of a Canadian gas processing plant during the year.

Marketing Activities

      The Company has realigned its non-utility gas marketing operations by forming two new subsidiaries, KeySpan Energy Services Inc. (KES) and KeySpan Energy Management Inc. (KEM). These subsidiaries, which are establishing a market presence primarily in the Northeast, incurred losses related to the startup and development of their operations. KES markets gas and arranges for transportation and related services largely to retail customers including those served by the Company's gas distribution subsidiary. On the other hand, KEM provides a variety of technical and maintenance services to customers that operate commercial and industrial facilities located primarily within the New York City metropolitan area. During the year, KEM acquired a well-established engineering firm and a major heating, ventilation and air conditioning contractor and has integrated these businesses into its strategies for future growth. Looking toward the future, marketing operations will be expanded to include sales of electricity.

      Prior to 1997, gas marketing activities were conducted on a wholesale level by a separate subsidiary operating under a joint venture with a subsidiary of a major independent oil and gas producer. In 1996, the Company's subsidiary sold its interest in the joint venture.

Equity Investments in Energy Services

      Earnings from equity investments in energy services are attributable to a number of factors related to consolidation and expansion of various interests as the Company further positions itself to take maximum advantage of opportunities arising in energy markets. Earnings in 1997 include after-tax gains on the sale of assets of $7.8 million.

                    Pipeline, Storage and Other

      Increased income in all years from pipeline and storage investments reflects higher throughput on the Iroquois Pipeline.
A Company subsidiary increased its equity interest in the Iroquois Gas Transmission System, L.P. from 11.4% to 19.4% in 1996. In 1995, earnings related to Iroquois were reduced by a provision for the Company's proportionate share of estimated costs of legal matters involving Iroquois. In 1997, earnings from pipeline, storage and other investments include an after-tax gain of $3.3 million related to the sale of residual interests in certain Canadian properties. This gain was offset substantially by higher expenses and amortizations related to new equity investments, such as the refurbishment and expansion of a gas distribution system in Northern Ireland and a transmission pipeline to Northern Ireland from Scotland.

                           Cogeneration

      The increase in earnings in 1997 is primarily attributable to an after-tax gain of $4.5 million from the sale of a fuel management operation. Subsidiaries of the Company are in the process of finalizing the sale of their domestic cogeneration investments and remaining fuel management operations. The gain will be recorded on closing, which is expected to take place in the first quarter of fiscal 1998. Higher fuel prices caused earnings from cogeneration investments to decrease in 1996.

Sales Volumes and Analysis of Utility Net Revenues

      Firm gas and transportation sales volumes from utility operations in fiscal 1997 were 136,370 MDTH compared to 142,075 MDTH in 1996 and 123,356 MDTH in 1995. Measured by annual degree days, weather was 1.2% warmer than normal in 1997, 7.7% colder than normal in 1996 and 11.2% warmer than normal in 1995. Sales growth in all markets resulted primarily from conversions to natural gas from oil for space heating, especially by large apartment buildings. In 1997, the growth in firm sales normalized for weather was 1%, somewhat lower than that experienced in recent years.

_________________________________________________________________
                      1997            1996            1995
_________________________________________________________________
                            (Thousands of Dollars)

Composition of Utility Gas Revenues:

Gas and
 Transportation
 Sales             $1,313,928      $1,328,392      $1,130,615

Cost of Gas          (594,185)       (610,053)       (446,559)

_________________________________________________________________
Net Gas Revenues   $  719,743      $  718,339      $  684,056
_________________________________________________________________

      In 1997, slightly lower gas revenues reflected lower customer usage due to warmer weather, whereas the opposite occurred in 1996 as higher sales primarily reflected colder weather.

      During the year, gas at the burner tip was competitive locally with alternative grades of fuel oil. Residential heating sales in markets where the competing fuel is No. 2 grade fuel oil and sales to other small-volume customers were approximately 75% of firm sales volume in 1997. Demand in these markets is less sensitive to periodic differences between gas and oil prices. In large-volume heating markets, gas service is provided under rates that are set to compete with prices of alternative fuel, including No. 6 grade heating oil. There is substantial sales potential in these markets, which include large apartment houses, government buildings and schools. Competition with other gas suppliers is expected to continue to increase as a result of deregulation. For additional information regarding regulatory directives affecting utility sales and deregulation, see Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - 'Utility Rate and Regulatory Matters'".

      Moreover, a significant market for off-system gas sales, transportation and other services has developed as a result of deregulation. Such services to off-system customers reflect optimal use of available pipeline capacity, which is affected by weather, and our New York Market Hub in balancing on-system requirements to core customers with off-system services to increase total margins. In warmer-than-normal winters, such as 1997, service to off-system customers is higher whereas on-system sales, which generally have higher unit margins, are comparatively lower.

As a result, in 1997, gas and transportation sales and service to off-system and interruptible customers amounted to 54,920 MDTH compared with 42,847 MDTH in 1996.

Gas Production Revenues

      The increase in revenues from gas production in 1997 was due primarily to the development of additional natural gas properties acquired by THEC in 1996. In 1997, gas production, including oil equivalents, was approximately 46.3 billion cubic feet (BCFe), or
19.0 BCFe above the level of production last year. In 1997, wellhead prices averaged approximately $2.40 per MCF compared with $2.11 per MCF in 1996 and $1.47 per MCF in 1995. The effective price realized (average wellhead price received for production including recognized hedging gains and losses) was $2.16 per MCF in 1997 compared with $1.82 per MCF in 1996 and $1.77 per MCF in 1995. The effective price increased 34 cents in 1997 compared to the effective price in 1996 and increased 5 cents in 1996 compared to 1995. The effective price in 1997 included a hedging loss of $10.9 million, in 1996 a hedging loss of $7.7 million and in 1995 a hedging gain of $6.6 million. (See Risk Management and Hedging below and, Part II, Item 8., "Financial Statements and Supplementary Data, - Note 10 to the Consolidated Financial Statements, 'Supplemental Gas and Oil Disclosures'", for additional information.)

Risk Management and Hedging - Gas Cost and Pricing

      The Company's utility and gas exploration and production subsidiaries employ derivative financial instruments, such as natural gas and oil futures, options and swaps, for the purpose of managing exposure to commodity price risk. In connection with utility operations, oil and gas futures are used to fix margins on sales to large-volume customers to which gas is sold at a price indexed to the prevailing price of oil, their alternate fuel. Derivative financial instruments, primarily options to establish collars, are used in gas exploration and production operations to manage the risk associated with fluctuations in the price received for natural gas production in order to achieve a more predictable cash flow. Hedging strategies of each company are independently managed. (See Part II, Item 8., "Financial Statements and Supplementary Data, - Note 7B to the Consolidated Financial Statements, 'Derivative Financial Instruments'", for additional information.)

      The cost of gas for utility customers, $594.2 million in 1997, was $15.9 million, or 2.6% lower than in 1996. The lower cost of gas reflects lower firm sales due to warmer weather offset by
higher average gas costs.   The cost of gas in 1995 was $446.6
million reflecting lower volumes sold and lower average prices, both of which were primarily the result of very warm weather in that year. The cost of gas for firm customers was $4.19 per DTH

(one DTH equals 10 therms) in 1997, compared with $3.49 per DTH in 1996 and $3.12 per DTH in 1995. In fiscal 1997, the utility's cost of gas included a hedging loss of $6.0 million related to its margin fixing strategy compared to a hedging loss of $1.7 million in 1996.

Expenses, Other Income and Preferred Dividends

      Operation and maintenance expense in all years reflects ongoing utility cost reduction efforts. In June 1997, the Company's utility subsidiary completed an early retirement program in which 274 employees participated and a related expense of $22 million was charged to operations. As a result of this program and work process reengineering initiatives, the number of full time Company employees was reduced by more than 10% during the year. Further, utility operation and maintenance expense was lower in 1997 due to warmer weather. Also in 1997, consolidated operation and maintenance expense reflects the effect of the substantial expansion of gas exploration and production operations by THEC.

      The increase in operation and maintenance expense in 1996 reflects the effect of colder weather on utility operations and the reorganization charge incurred by THEC. The resulting reorganization expense of $12.0 million reflects remuneration paid as part of a reorganization of exploration and production operations. Moreover, consolidated operation expense in 1996 and 1995 included costs related to Canadian gas processing operations, which ceased in July 1996 when the plant was sold.

      The increases in depreciation and depletion expense in 1997 and 1996 were primarily due to the large increase in gas production during the years. Gas production in 1997 was 46.3 BCFe compared to
27.3 BCFe in 1996 and 22.7 BCFe in 1995. Moreover, depreciation expense reflects utility property additions in all years.

      General taxes principally include state and city taxes on utility revenues and property. The applicable property base and tax rates generally have increased. Taxes based on revenues reflect the variations in utility revenues each year.

      Federal income tax expense in all years reflects changes in pre-tax income. In 1997, it also reflects the non-deductibility of certain organization expenses.

      The increase in earnings from equity investments in 1997 and 1996 is primarily due to the increase in earnings from Iroquois. The gain on sale of investments in 1997 includes gains, before income taxes, of $8.5 million and $5.3 million related to sales of a fuel management operation and a residual interest in a Canadian energy investment, respectively. In 1996, the gain of $16.2 million, before income taxes, was related to the sale of a subsidiary's interest in a Canadian gas processing plant.

      Interest charges on long-term debt in each of the last three fiscal years generally reflect higher average subsidiary borrowings and lower interest rates on utility gas facilities revenue bonds because of variable rate features and refinancing of debt. In fiscal 1996, interest charges reflected lower utility interest costs also due to debt refinancing. Other interest expense in all years primarily reflects accruals of carrying charges related to regulatory settlement items and, in 1997, includes expense related to commercial paper borrowings for general corporate purposes. There were no commercial paper borrowings in prior years.

      On September 10, 1997, Brooklyn Union redeemed all outstanding shares of its 4.60% Cumulative Preferred Stock, Series B, $100 par value at the redemption price of $102.00 per share, plus $0.1278 per share representing accrued and unpaid dividends. Prior to the redemption, dividends reflect reductions in the number of shares outstanding due to sinking fund requirements.

Capital Expenditures

      Consolidated capital expenditures were $284.8 million in 1997, $302.3 million in 1996 and $214.0 million in 1995.

      Capital expenditures related to utility operations were $100.9 million in 1997, $110.8 million in 1996 and $108.7 million in 1995. Utility expenditures in all years principally were for the renewal and replacement of mains and services.

     Capital expenditures related to gas exploration and production activities were $125.3 million in 1997, $169.0 million in 1996 and $83.0 million in 1995. Expenditures in 1997 reflect, in part, costs related to development of property additions acquired in 1996. Expenditures in 1996 reflect major acquisitions of gas and oil reserves in South Texas and the Gulf of Mexico, as well as on-going exploration and development activities. Net proved gas reserves at September 30, 1997 were approximately 321 BCFe. These reserves are located primarily off-shore in the Gulf of Mexico, and on-shore in Texas and the Arkoma Basin.

      Capital expenditures related to equity investments in energy services were $58.6 million in 1997, $22.5 million in 1996 and $22.3 million in 1995. Expenditures in 1997 included $49.1 million of equity investments for interests of 24.5% in a gas distribution system in and a transmission pipeline to Northern Ireland. The gas distribution system is being refurbished and expanded. The balance is related to certain other acquisitions. Expenditures in 1996, primarily were for acquisition of an additional interest in Iroquois. Also, in 1996, the cogeneration plant at John F. Kennedy International Airport was refinanced and cash flows from investing activities included a return of capital from the proceeds. In 1995, expenditures were primarily related to construction of cogeneration projects.

      Moreover, in July 1997, the Company invested $30 million representing its 50% share as a limited partner in a limited partnership with LILCO in which the Long Island Power Authority
(LIPA) is the general partner. The purpose of the partnership is to finance an investment in interest rate swap options in order to hedge exposure of LIPA to risks related to higher interest rates on its debt to be issued in connection with its transaction with LILCO. This has been recorded as deferred charges in the Consolidated Balance Sheet and is reflected as partnership investment in the investing activities section in the Consolidated Statement of Cash Flows. The partnership will recover its investment plus carrying charges when the LIPA transaction is consummated. (See Part II, Item 8., "Financial Statements and Supplementary Data, - Note 9 to the Consolidated Financial Statements, 'Combination with Long Island Lighting Company (LILCO Transaction)'", for additional information.)

      Consolidated capital expenditures for fiscal 1998 are estimated to be approximately $250 million, including $110 million related to utility activities and $125 million for oil and gas exploration and development. The level of such expenditures is reviewed on an ongoing basis and can be affected by timing, scope and changes in investment opportunities.

Financing

      Cash provided by operating activities continues to be strong and is a substantial source for financing ongoing capital expenditures. The increase in cash flow from operating activities of $25.7 million in 1997 as compared to 1996 is largely attributable to higher utility net revenues and operating margins, as well as the significant increase in gas production of THEC.

      Proceeds from common stock issued through employee and shareholder stock purchase plans have provided additional equity of approximately $22.6 million in 1997, $27.4 million in 1996 and $28.0 million in 1995.

      In September 1996, THEC issued 8,037,000 shares of its common stock in an initial public offering, providing net proceeds of $101.0 million, which were used to pay down debt and to complete the financing of gas reserve acquisitions and property additions.

       In January 1997, Brooklyn Union refunded $125.0 million of Gas Facilities Revenue Bonds, including a $62.5 million series of 7% bonds and a $62.5 million series of 7 1/8% bonds. Both series were called for redemption at optional redemption prices equal to 102% of the face amount per bond plus accrued interest. The $125.0 million refunding series, which matures in December 2020, was issued with a variable coupon rate that is reset weekly. The interest rate on these bonds ranged from 2.89% to 4.10% through September 30, 1997 at which time the rate was 3.98%. In 1996,

$153.5 million of Gas Facilities Revenue Bonds was refinanced at rates of 5.5% per year.

      During the year, THEC increased its borrowings by approximately $33 million to finance a portion of its capital expenditures. THEC is planning on issuing $150 million of bonds through a private placement depending on market conditions and interest rates. The proceeds from such issuance would be used, in part, to pay down obligations for borrowings under its revolving loan agreement. The bonds if issued, would be subordinate to borrowings under the line of credit.

      On September 10, 1997, Brooklyn Union redeemed all 66,000 outstanding shares of its 4.60% Cumulative Preferred Stock Series B at the optional redemption price of $102.00 per share plus $0.1278 per share representing accrued and unpaid dividends.

      At September 30, 1997, the consolidated annualized cost of long-term debt was 5.8%, compared to 6.3% in 1996 and 7.1% in 1995.

Dividends

      In December 1996, the Board of Directors authorized an increase in the annual dividend on common stock to $1.46 per share from $1.42 per share. This increase became effective on February 1, 1997, when the quarterly dividend was raised to 36 1/2 cents per share from 35 1/2 cents per share. Common dividends have been increased in 21 consecutive years and paid continuously for 49 years.

      The Amended and Restated Agreement and Plan of Exchange and Merger with Long Island Lighting Company (Amended LILCO Agreement) contains certain covenants of the parties pending the consummation of the LILCO Transaction. Generally, the parties must carry on their businesses in the ordinary course consistent with past practice. Moreover, pursuant to the PSC Order related to Brooklyn Union's reorganization under the holding company structure, Brooklyn Union's ability to pay dividends to the Company is limited to varying degrees upon maintenance of certain credit quality ratings. The principal source of funding for the Company is dividend payments from Brooklyn Union. The Company and LILCO expect to continue their respective current dividend policies until completion of the LILCO Transaction. It is anticipated that the new holding company, will set an initial annual dividend rate of $1.78 per share of its common stock, subject to similar conditions presently applicable to the Company. (See Part II, Item 8., "Financial Statements and Supplementary Data, - Note 9 to the Consolidated Financial Statements, 'Combination with Long Island Lighting Company (LILCO Transaction)'", for additional information.)

Financial Flexibility and Liquidity

      At September 30, 1997, the Company had cash and temporary cash investments of $36.9 million and available bank lines of credit of $100 million, which lines secure the issuance of commercial paper. The lines of credit, which are available to the Company and its principal subsidiary, Brooklyn Union, were increased to $150 million in October 1997. At September 30, 1997, there were $64.2 million in short-term borrowings outstanding at an annualized rate of 5.60%. The borrowings have been used for general corporate purposes. In addition, subsidiaries have lines of credit totaling $160 million, which for the most part support borrowings under revolving loan agreements. (See Part II, Item 8., "Financial Statements and Supplementary Data, - Note 4B to the Consolidated Financial Statements, 'Debt of Subsidiaries' and Note 5 'Short-Term Debt'", for additional information.)

      At September 30, 1997, the common equity component of the Company's capitalization was 56.5% compared to 55.8% in 1996.

      Fixed charge coverage ratios were 4.31 times in 1997, 3.99 times in 1996 and 3.17 times in 1995.

Utility Rate and Regulatory Matters

                 Proposed LILCO Transaction

      In 1997, the Company and LILCO filed a joint petition with the New York State Public Service Commission (PSC) seeking PSC approval, under section 70 of the New York Public Service Law, of the LILCO Agreement by which the Company and LILCO each would become subsidiaries of a newly-formed holding company. In addition, the petition calls for $1.0 billion of estimated efficiency savings, excluding gas cost, attributable to operating synergies that are expected to be realized over the 10 year period following the combination, be allocated to ratepayers net of transaction costs for the combination, presently estimated to be approximately $260 million. In the petition, the companies also requested the PSC to otherwise confirm Brooklyn Union's rate plan that became effective in October 1996 pursuant to the holding company settlement agreement, and LILCO requested the PSC to adopt the long term electric rate plan proposed by LILCO in September 1996 in a pending LILCO rate proceeding, and to adopt a long term gas rate plan proposed in the petition. (See Part II, Item 8., "Financial Statements and Supplementary Data, - Note 9 to the Consolidated Financial Statements, 'Combination with Long Island Lighting
Company (LILCO Transaction)'",for additional information.) It is currently anticipated that the PSC will act on the joint petition in early calendar year 1998.

                 Rate Settlement Matters

      In September 1996, the PSC granted Brooklyn Union's petition to restructure into a holding company. The PSC's holding company order approved a settlement agreement among Brooklyn Union, the Staff of the Department of Public Service and several intervenor parties. This agreement contains restrictions and limitations on certain investments by KeySpan, limitations on the level of dividend payments from Brooklyn Union to KeySpan under certain circumstances, prohibitions on certain intercompany loans, guarantees and pledges, and restrictions on transactions among the affiliated holding company group.

      The settlement agreement reached in connection with the holding company proceeding included a new multi-year rate plan for Brooklyn Union that became effective on October 1, 1996. After an initial rate reduction of approximately $3.5 million in fiscal 1997, the non-gas component in customer bills will be under specific price caps. The total amount of this component in rates that Brooklyn Union can charge customers, in the aggregate, will remain constant for the subsequent five years with certain limited exceptions.

      In September 1995 and October 1994, the PSC approved Brooklyn Union's filings that provided for no rate increase; however, deferred credits of $7.5 million and $1.3 million were amortized to income in each year, respectively.

                         Appliance Service

      On April 4, 1997, the PSC issued its "Order Concerning Gas
Appliance and Repair Service" by which it determined that non-safety related appliance repair service, other than minor adjustments, should not be performed by regulated gas utilities.

      In compliance with the order, Brooklyn Union filed tariff revisions with the PSC, which became effective on October 1, 1997, and also filed an application seeking PSC approval to transfer certain assets related to the conduct of the non-safety related appliance repair business to a subsidiary that would conduct and carry on that business after the PSC's approval is secured. PSC approval is pending at this time.

                    Customer Fixed Price Option

      On June 5, 1997, the PSC issued an order entitled "Order Requiring the Filing of Proposals to Ameliorate Gas Price Volatility and Requesting Comments" (Order). The Order requires each New York State local distribution company to submit proposals for a fixed price option to be available for use by customers effective with the 1997-98 heating season.

      As a result of this Order, Brooklyn Union will make available to gas sales customers, except residential non-heating customers, seasonal off-peak and large volume customers, a fixed price option, during the period December 1997 through April 1998. Any incremental costs that may be incurred as a result of the program will be recovered from customers in the following year.

                 Industry Restructuring Proceedings

      The PSC has set forth a policy framework to guide the transition of New York State's gas distribution industry in the deregulated gas industry environment. In March 1996, the PSC issued an order on utility compliance tariff filings, related to this framework.

      Pursuant to this order, beginning on May 1, 1996, customers in the small-volume market were given the option to purchase their gas supplies from sources other than Brooklyn Union, the gas transporter. Large-volume customers had this option for a number of years. In addition to transporting gas that customers purchase from marketers, utilities will provide billing, meter reading and other services for aggregate rates that match the distribution charge reflected in otherwise applicable sales rates to supply these customers. The PSC order placed a voluntary limit on the amount of gas a utility would be obligated to transport in its core market under aggregation programs to 5% of total core sales in each of the next three years, with no more than 25% of any one service class permitted to convert to transportation service.

      On September 4, 1997, the Staff of the PSC issued a Staff Position Paper entitled "The Future of the Natural Gas Industry" (Position Paper). The purpose of the study was to identify and propose resolutions to existing and emerging issues in a manner consistent with evolving industry trends and competitive forces. The fundamental conclusion reached by Staff is that the most effective way to establish a competitive gas market is to separate the merchant and distribution functions. The retail gas merchant function would be, in Staff's view, provided by non-regulated entities and LDC's would no longer provide retail sales services. Staff believes that a five year period would be needed for LDC's to transition out of the merchant function. During the transition period LDC's would continue to provide the bulk of the merchant function.

      Brooklyn Union is not philosophically opposed to the recommendations made in the Position Paper and has forwarded recommendations to the PSC. PSC action is not expected until all comments are evaluated.

Environmental Matters

      The Company is subject to various Federal, state and local laws and regulatory programs related to the environment. These environmental laws govern both the normal, ongoing operations of the Company's subsidiaries, and the cleanup of historically contaminated properties used in utility operations of the past. Ongoing environmental compliance activities, which historically have not been material, are integrated with operations and maintenance activities. As of September 30, 1997, the Company had an accrued liability of $26.8 million representing costs associated with investigation and remediation at certain former manufactured gas plant sites. (See Part II, Item 8., "Financial Statements and Supplementary Data, - Note 8 to the Consolidated Financial Statements, 'Environmental Matters'", for additional information.)

Computer Software, Year 2000 Issue

      The Company has evaluated the extent to which modifications to its computer software and database will be necessary to accommodate the year 2000. The Company's computer systems are generally based on two digits and will require some additional programming to recognize the start of the new millennium. In 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus, EITF Issue No. 96-14, that internal and external costs specifically associated with modifying internal-use computer software for the year 2000 should be charged to expense as incurred. The Company estimates the cost of future modifications, which are expected to be made over the next two years, to be approximately $2.5 million.

Forward-Looking Statements

      This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended. As such, final results could differ from estimates or expectations due to factors such as, information currently available is preliminary and incomplete, government regulation and policies may change from that anticipated in present business decisions and market prices for energy commodities, securities and other financial instruments may change to a degree that existing plans may have to be substantially revised. For any of these factors, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.

New Financial Accounting Standards

During Fiscal 1997, the Financial Accounting Standards Board issued the following accounting standards: Statement of Financial
Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128); Statement of Financial Accounting Standards No. 130, "Reporting

Comprehensive Income" (SFAS No. 130); and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). The Company will adopt SFAS No. 128 in the fiscal year beginning October 1, 1997 and SFAS No. 130 and SFAS No. 131 in the fiscal year beginning October 1, 1998. The Company does not expect any material effect from adoption of these statements.

Item 8.   Financial Statements and Supplementary Data

Financial Statement Responsibility

      The Consolidated Financial Statements of the Company and its subsidiaries were prepared by management in conformity with generally accepted accounting principles.

      The Company's system of internal controls is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorizations and recorded to permit preparation of financial statements that present fairly the financial position and operating results of the Company. The Company's internal auditors evaluate and test the system of internal controls. The Company's Vice President and General Auditor reports directly to the Audit Committee of the Board of Directors, which is composed solely of outside directors. The Audit Committee meets periodically with management, the Vice President and General Auditor and Arthur Andersen LLP to review and discuss internal accounting controls, audit results, accounting principles and practices and financial reporting matters.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To KeySpan Energy Corporation:

      We have audited the accompanying Consolidated Balance Sheet and Consolidated Statement of Capitalization of KeySpan Energy Corporation (a New York corporation) and subsidiaries as of September 30, 1997 and 1996, and the related Consolidated Statements of Income, Retained Earnings and Cash Flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and capitalization of KeySpan Energy Corporation and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


October 22, 1997
New York, New York

Summary of Significant Accounting Policies and Basis for Financial Statement Presentation


Reorganization

      On August 7, 1997, Brooklyn Union shareholders approved the reorganization of Brooklyn Union and its subsidiaries into a holding company structure under the name KeySpan Energy Corporation. The reorganization was accomplished by a share exchange through which each share of Brooklyn Union common stock was converted into one share of KeySpan common stock. Brooklyn Union will continue to operate its present utility business as a wholly-owned subsidiary of KeySpan. The reorganization was effective on September 29, 1997 and the Consolidated Financial Statements reflect the establishment of KeySpan.


Principles of Consolidation

      The Consolidated Financial Statements reflect the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated. All other adjustments are of a normal, recurring nature and certain reclassifications have been made to amounts in prior periods to conform them with the current period presentation.

      Further, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Utility Gas Property -
Depreciation and Maintenance

      Utility gas property is stated at original cost of construction, which includes allocations of overheads and taxes and an allowance for funds used during construction.

      Depreciation is provided on a straight-line basis in amounts equivalent to composite rates on average depreciable property of 3.7% in 1997, and 3.4% in 1996 and 1995.

      The cost of property retired, plus the cost of removal less salvage, is charged to accumulated depreciation. The cost of repair and minor replacement and renewal of property is charged to maintenance expense.

Gas Exploration and Production Property - Depletion and Depreciation

      The full cost method of accounting is used in investments in natural gas and oil properties. Under this method, all costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved natural gas and oil reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties, such excess costs are charged to operations. If a writedown of excess costs is required, it would result in a charge to earnings but would not have an impact on cash flows from operating activities.

      Provisions for depreciation of all other non-utility property are computed on a straight-line basis over useful lives of three to fifteen years.


Equity Investments in Energy Services

      Certain subsidiaries own as their principal assets investments representing ownership interests of 50% or less in energy-related businesses that are accounted for under the equity method. Certain cogeneration investments are expected to be sold in early fiscal 1998.


Revenues

      Utility customers generally are billed bi-monthly on a cycle basis. Revenues include unbilled amounts related to the estimated gas usage that occurred from the last meter reading to the end of each month.

      Gas costs are recovered as incurred when billed to firm customers through the operation of a tariff provision, the Gas Adjustment Clause (GAC). Net revenues from off-system gas sales and tariff gas balancing services and capacity release credits are refunded to firm customers subject to certain sharing provisions in Brooklyn Union's tariff. The GAC provision requires an annual reconciliation of recoverable gas costs and GAC revenues. Any difference is deferred pending recovery from or refund to firm customers during a subsequent twelve-month period.

Derivative Financial Instruments

      The Company's utility and oil and gas exploration and production subsidiaries use derivative financial instruments primarily to hedge exposures in cash flows due to fluctuations in the price of natural gas. Utility hedging activities also involve use of derivatives related to fuel oil, which in certain markets may strongly influence the selling price for natural gas. Gains and losses on these instruments are recognized concurrently with the recognition of the related physical transactions.

      The subsidiaries regularly assess the relationship between natural gas commodity prices in "cash" and futures markets. The correlation between prices in these markets has been well within a range generally deemed to be acceptable. If the correlation were not to remain in an acceptable range, the subsidiaries would account for financial instrument positions as trading activities.


Federal Income Tax

      Prior to adoption of SFAS-109, "Accounting for Income Taxes", pursuant to PSC policy, deferred taxes were not provided for certain construction costs incurred before fiscal 1988 and for bases differences related to differences between tax and book depreciation methods. In accordance with SFAS-109, Brooklyn Union recorded a regulatory asset for the net cumulative effect of having to provide deferred Federal income tax expense on all differences between the tax and book bases of assets and liabilities at the current tax rate.

      Investment tax credits, which were available prior to the Tax Reform Act of 1986, were deferred in operating expense and are amortized as a reduction of Federal income tax in other income over the estimated life of the related property.


Regulatory Assets

      Brooklyn Union is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". Regulatory assets arise from the allocation of costs and revenues to accounting periods for utility ratemaking purposes differently from bases generally applied by nonregulated companies. Regulatory assets are recognized in accordance with SFAS-71. With the exception of net tax regulatory assets, all other assets and liabilities created by the ratemaking process are immaterial. At September 30, 1997, there was a net tax regulatory asset of $70,457,000 compared to $74,885,000 at September 30, 1996.

      In the event that it were no longer subject to the provisions of SFAS-71, the Company estimates that the write-off of this net tax regulatory asset could result in a charge to net income of approximately $45,797,000, which would be classified as an extraordinary item.


Subsidiary Common Stock Issuances to Third Parties

      The Company follows an accounting policy of income statement recognition for parent company gains or losses from issuances of common stock by subsidiaries.


Research and Development Costs

      All research and development costs are expensed as incurred. For the years ended September 30, 1997, 1996 and 1995, these costs were $8.9 million, $12.8 million and $11.9 million, respectively.

KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

===========================================================================

For the Year Ended September 30,            1997       1996       1995
===========================================================================

                                              (Thousands of Dollars)
Operating Revenues
Gas sales and transportation             $1,313,928 $1,328,392 $1,130,615
Other retail services                        49,755     23,791     21,716
Gas production and other                    114,504     79,819     63,953
---------------------------------------------------------------------------
                                          1,478,187  1,432,002  1,216,284
---------------------------------------------------------------------------

Operating Expenses
Cost of gas                                 594,185    610,053    446,559
Operation and maintenance                   419,764    428,977    385,654
Depreciation and depletion                  110,964     79,610     72,020
General taxes                               153,475    143,296    134,718
Federal income tax (See Note 1)              57,229     39,508     41,989
---------------------------------------------------------------------------
Operating Income                            142,570    130,558    135,344
Other Income (Expense)
Income from equity investments               14,395     13,523      9,458
Gain on sale of investments                  13,755     16,160         -
Gain on sale of subsidiary stock                  -     35,437         -
Other, net                                      354     (1,188)       151
Federal income tax (See Note 1)              (5,127)   (19,861)       (51)
Minority interest in earnings of subsidiary  (6,629)        -          -
---------------------------------------------------------------------------

Income Before Interest Charges              159,318    174,629    144,902
Interest Charges
   Long-term debt                            38,514     46,803     47,939
   Other                                      6,071      4,918      5,128
---------------------------------------------------------------------------
Net Income                                  114,733    122,908     91,835
Dividends on Preferred Stock                    292        323        337
---------------------------------------------------------------------------
Income Available for Common Stock          $114,441   $122,585    $91,498
---------------------------------------------------------------------------
Earnings Per Share of Common Stock
 (Average shares outstanding of 50,223,792,
   49,365,435 and 48,211,220, respectively)   $2.28      $2.48      $1.90
===========================================================================


KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF RETAINED EARNINGS

===========================================================================
For the Year Ended September 30,             1997       1996       1995
===========================================================================

                                                (Thousands of Dollars)
Balance at Beginning of Year               $355,973   $303,709   $279,466
Income Available for Common Stock           114,441    122,585     91,498
---------------------------------------------------------------------------
                                            470,414    426,294    370,964
Less:
 Cash dividends declared ($1.46, $1.42
  and $1.39 per common share, respectively)  73,478     70,291     67,229
 Other adjustments                              350         30         26
---------------------------------------------------------------------------
Balance at End of Year                     $396,586   $355,973   $303,709
===========================================================================

 The accompanying Summary of Significant Accounting Policies and Basis for
 Financial Statement Presentation and Notes to Consolidated Financial
 Statements are integral parts of these statements.

KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

======================================================================================================
September 30,                                                   1997                       1996

======================================================================================================
                                                                     (Thousands of Dollars)
Assets

Property
  Utility, at cost                                       $     1,848,817            $     1,782,440
  Accumulated depreciation                                      (458,089)                  (429,476)
  Gas exploration and production, at cost                        636,312                    510,568
  Accumulated depletion                                         (216,423)                  (165,414)
------------------------------------------------------------------------------------------------------
                                                               1,810,617                  1,698,118
------------------------------------------------------------------------------------------------------
Equity Investments in Energy Services                            166,833                    115,529

Current Assets
  Cash and temporary cash investments                             36,912                     41,921
  Accounts receivable                                            174,321                    172,843
  Allowance for uncollectible accounts                           (14,444)                   (15,616)
  Gas in storage, at average cost                                 94,695                     91,813
  Materials and supplies, at average cost                         11,436                     12,089
  Prepaid gas costs                                               11,309                     11,945
  Other                                                           33,886                     38,888
------------------------------------------------------------------------------------------------------
                                                                 348,115                    353,883
------------------------------------------------------------------------------------------------------
Deferred Charges                                                 171,625                    122,073
------------------------------------------------------------------------------------------------------
                                                         $     2,497,190            $     2,289,603
======================================================================================================

Capitalization and Liabilities

Capitalization (See accompanying statement and Note 4)
  Common stock, $.33 1/3 par value , authorized
    210,000,000; outstanding 50,767,041 and
    49,857,448 shares, respectively, stated at           $       572,457            $       549,835
  Retained earnings                                              396,586                    355,973
------------------------------------------------------------------------------------------------------
     Total common equity                                         969,043                    905,808
  Preferred stock, redeemed                                           -                       6,600
  Long-term debt                                                 745,091                    712,013
------------------------------------------------------------------------------------------------------
                                                               1,714,134                  1,624,421
------------------------------------------------------------------------------------------------------

Current Liabilities
  Accounts payable                                               142,725                    143,561
  Dividends payable                                               18,490                     18,229
  Commercial paper  (See Note 5)                                  64,211                          -
  Taxes accrued                                                    4,602                     10,905
  Customer deposits                                               22,829                     21,881
  Customer budget plan credits                                    15,956                      8,892
  Interest accrued and other                                      50,629                     37,244
------------------------------------------------------------------------------------------------------
                                                                 319,442                    240,712
------------------------------------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Federal income tax                                             290,458                    282,041
  Unamortized investment tax credits                              19,004                     20,007
  Other                                                           69,003                     43,573
------------------------------------------------------------------------------------------------------
                                                                 378,465                    345,621
------------------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Company                           85,149                     78,849
------------------------------------------------------------------------------------------------------
                                                         $     2,497,190            $     2,289,603
======================================================================================================
 The accompanying Summary of Significant Accounting Policies and Basis for Financial Statement
Presentation and Notes to Consolidated Financial Statements are integral parts of these statements.

KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITALIZATION

=============================================================================================
September 30,                                                      1997           1996
=============================================================================================
                                                                    (Thousands of Dollars)

Common Equity
 Common stock, $.33 1/3 par value, authorized 210,000,000 shares;
    outstanding 50,767,041 and 49,857,448 shares,
    respectively, stated at                                   $    572,457   $    549,835
 Retained earnings (See accompanying statement)                    396,586        355,973
---------------------------------------------------------------------------------------------
                                                                   969,043        905,808
---------------------------------------------------------------------------------------------
Preferred Stock, Redeemed
  $100 par value, cumulative, authorized 900,000 shares
    4.60% Series B, 69,000 shares outstanding in 1996                -              6,900
     Less: Current sinking fund requirements                         -                300
---------------------------------------------------------------------------------------------
                                                                     -              6,600
---------------------------------------------------------------------------------------------
Long-term Debt -Subsidiaries
 Brooklyn Union
    Gas facilities revenue bonds (issued through New York
      State Energy Research and Development Authority)
      6.368% Series 1993A and Series 1993B due April 2020           75,000         75,000
      7 1/8% Series 1985 I due December 2020                         -             62,500
      7% Series 1985 II due December 2020                            -             62,500
      5.5% Series 1996 due January 2021                            153,500        153,500
      6.75% Series 1989A due February 2024                          45,000         45,000
      6.75% Series 1989B due February 2024                          45,000         45,000
      5.6% Series 1993C due June 2025                               55,000         55,000
      6.95% Series 1991A and Series 1991B due July 2026            100,000        100,000
      5.635% Series 1993D-1 and Series 1993D-2 due July 2026        50,000         50,000
      Variable Rate Series 1997 due December 2020                  125,000          -
---------------------------------------------------------------------------------------------
                                                                   648,500        648,500
    Unamortized premium                                             (1,409)        (1,489)
 The Houston Exploration Company                                    98,000         65,002
---------------------------------------------------------------------------------------------
                                                                   745,091        712,013
---------------------------------------------------------------------------------------------
                                                              $  1,714,134   $  1,624,421
=============================================================================================
The accompanying Summary of Significant Accounting Policies and Basis for Financial
Statement Presentation and Notes to Consolidated Financial Statements are integral parts of these statements.

KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

======================================================================================
For the Year Ended September 30,                         1997      1996     1995
======================================================================================

                                                          (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $114,733 $122,908  $91,835
Adjustments to reconcile net income
     to net cash provided by operating activities:
   Depreciation and depletion                             116,129   83,006   77,696
   Deferred Federal income tax                              6,253   25,985   11,037
   Gain on sale of investments                            (16,052) (16,160)     -
   Gain on sale of subsidiary stock                           -    (35,437)     -
   Income from energy services investments                (14,395) (13,523)  (9,458)
   Dividends received from energy services investments     12,938   11,031    3,595
   Change in accounts receivable, net                      (4,260) (24,939)  44,712
   Change in accounts payable                              (1,738)  39,856  (29,283)
   Gas inventory and prepayments                           (2,246)     777    6,208
   Other                                                   16,677    8,863   14,439
--------------------------------------------------------------------------------------
Cash provided by operating activities                     228,039  202,367  210,781
--------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock                                       22,618   27,407   27,974
Proceeds from sale of subsidiary stock                        -    101,041      -
Issuance of long-term debt                                157,998  153,500   19,192
Commercial paper and revolving lines of credit, net        64,211      -        -
Repayments of long-term debt and preferred stock         (131,600)(160,867)    (300)
Dividends paid                                            (73,770) (70,614) (67,566)
--------------------------------------------------------------------------------------
Cash provided by (used for) financing activities           39,457   50,467  (20,700)
--------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (excluding allowance
   for equity funds used during construction)            (284,289)(301,307)(212,732)
Proceeds from sale of investments                          23,274   26,938      -
Partnership (investment) distribution                     (30,000)  21,704      -
Other                                                      18,510    1,210    9,702
--------------------------------------------------------------------------------------
Cash used in investing activities                        (272,505)(251,455)(203,030)
--------------------------------------------------------------------------------------

Change in Cash and Temporary Cash Investments             ($5,009)  $1,379 ($12,949)
--------------------------------------------------------------------------------------
Cash and Temporary Cash Investments at Beginning of Year   41,921   40,542   53,491
--------------------------------------------------------------------------------------
Cash and Temporary Cash Investments at End of Year        $36,912  $41,921  $40,542
======================================================================================

Temporary cash investments are short-term marketable securities purchased with maturities of three months or less that are carried at cost which approximates their fair value.


Supplemental disclosures of cash flows
Income taxes                                              $33,392  $37,053  $36,000
Interest                                                  $46,061  $53,210  $53,047
======================================================================================

The accompanying Summary of Significant Accounting Policies and Basis for Financial
Statement Presentation and Notes to Consolidated Financial Statements are integral parts of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FEDERAL INCOME TAX
      Income tax expense (benefit) is reflected as follows in the Consolidated Statement of Income:

------------------------------------------------------------------
Year Ended September 30,          1997        1996       1995
------------------------------------------------------------------
                                       (Thousands of Dollars)
Operating Expenses
  Current                       $ 49,352     $ 27,766  $ 31,676
  Deferred                         7,877       11,742    10,313
-------------------------------------------------------------------
                                  57,229       39,508    41,989
-------------------------------------------------------------------
Other Income
  Current                          7,729        6,559       379
  Deferred                        (1,599)      14,243       724
  Amortization of investment
    tax credits                   (1,003)        (941)   (1,052)
-------------------------------------------------------------------
                                   5,127       19,861        51
-------------------------------------------------------------------
Total Federal income tax        $ 62,356     $ 59,369  $ 42,040
-------------------------------------------------------------------

      The components of the net deferred income tax liability reflected as Deferred Credits and Other Liabilities - Federal income tax in the Consolidated Balance Sheet are as follows:

---------------------------------------------------------
September 30,                     1997            1996
---------------------------------------------------------
                                 (Thousands of Dollars)

Utility property                 $181,902      $176,565
Gas production and
  other property                   78,364        69,488
Net tax regulatory asset           24,660        26,210
Other                               5,532         9,778
---------------------------------------------------------
Net deferred income tax
  liability                      $290,458      $282,041
---------------------------------------------------------

                                40

      The following is a reconciliation between reported income tax and tax computed at the statutory rate of 35%:

--------------------------------------------------------------------
Year Ended September 30,           1997         1996      1995
--------------------------------------------------------------------
                                     (Thousands of Dollars)

Computed at statutory rate       $ 61,981    $ 63,797   $ 46,856
Adjustments related to:
  Gas production tax credits       (1,534)     (1,962)    (2,730)
  Minority Interest in THEC         2,320         -          -
  Nontaxable interest income         (191)       (678)      (870)
  Amortization of investment
   tax credits                     (1,003)       (941)    (1,052)
  Other, net                          783        (847)      (164)
--------------------------------------------------------------------
Total Federal income tax         $ 62,356    $ 59,369   $ 42,040
--------------------------------------------------------------------
Effective income tax rate             35%         33%        31%
--------------------------------------------------------------------

2.  POSTRETIREMENT BENEFITS
A. Pension: The Company has a noncontributory defined benefit pension plan covering substantially all employees. Benefits are based on years of service and compensation. Funding for pensions is in accordance with requirements of Federal law and regulations. There were no pension contributions in 1997, 1996 and 1995. Special retirement programs were completed in 1997 and 1995.

  The calculation of net periodic pension cost follows:

-----------------------------------------------------------------
Year Ended September 30,          1997        1996       1995
-----------------------------------------------------------------
                                 (Thousands of Dollars)

Service cost, benefits earned
  during the year               $ 12,125    $ 15,160   $ 11,533
Special retirement charge         21,579        -         5,416
Interest cost on projected
  benefit obligation              37,467      37,128     35,128
Return on plan assets           (159,004)    (78,930)   (82,626)
Net amortization and deferral     93,573      31,745     34,786
-----------------------------------------------------------------
Total pension cost              $  5,740    $  5,103   $  4,237
-----------------------------------------------------------------

  The following table sets forth the plan's funded status. Plan assets principally are common stock and fixed income securities:

------------------------------------------------------------------
September 30,                          1997             1996
------------------------------------------------------------------
                                      (Thousands of Dollars)

Actuarial present value of
  benefit obligations:
Vested                               $(465,410)       $(414,988)
Accumulated                          $(490,337)       $(439,278)
Projected                            $(617,687)       $(563,852)

Plan assets at fair market value     $ 733,922        $ 608,080
-------------------------------------------------------------------
Plan assets in excess of
  projected benefit obligation       $ 116,235        $  44,228
Unrecognized net (gain)
  from past experience
  different from that
  assumed and from
  changes in assumptions             $(114,861)       $ (32,755)

Unrecognized transition asset        $ (23,262)       $ (27,914)
-------------------------------------------------------------------
Accrued pension liability            $ (21,888)       $ (16,441)
-------------------------------------------------------------------

Assumptions:
  Obligation discount                   6.75%             7.25%
  Asset return                          7.25%             7.75%
  Average annual increase
    in compensation                     5.00%             5.50%
------------------------------------------------------------------

B.  Other Postretirement Benefits - Retiree Health Care and Life
Insurance: The Company sponsors noncontributory defined benefit plans under which it provides certain health care and life insurance benefits for retired utility employees. The Company has been funding a portion of future benefits over employees' active service lives through Voluntary Employee Beneficiary Association
(VEBA) trusts. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code.

  Net periodic other postretirement benefit cost included the following components:

-------------------------------------------------------------------
Year Ended September 30,             1997       1996      1995
-------------------------------------------------------------------
                                      (Thousands of Dollars)

Service cost, benefits
  earned during the year           $  2,567   $  3,178  $  2,590
Interest cost on accumulated
  postretirement benefit
  obligation                         10,745     10,673     9,958
Return on plan assets               (25,785)    (9,382)   (6,746)
Net amortization and deferral        23,690     10,961     6,752
--------------------------------------------------------------------
Other postretirement benefit
  cost                             $ 11,217   $ 15,430  $ 12,554
--------------------------------------------------------------------

  The following table sets forth the plan's funded status:

--------------------------------------------------------------------
September 30,                                1997        1996
--------------------------------------------------------------------
                                          (Thousands of Dollars)

Actuarial present value of accumulated
  postretirement benefit obligation
    Retirees                            $(125,454)     $ (88,278)
    Fully eligible active plan
      participants                         (6,202)       (18,271)
    Other active plan participants        (64,964)       (63,762)
--------------------------------------------------------------------
                                        $(196,620)     $(170,311)
Plan assets at fair market value,
  primarily stocks and bonds            $ 112,022      $  93,452
--------------------------------------------------------------------
Accumulated postretirement benefit
  obligation in excess of plan
  assets                                $ (84,598)     $ (76,859)
Unrecognized net loss from past
  experience different from that
  assumed and from changes in
  assumptions                           $  32,644      $  29,285
Unrecognized transition obligation      $  60,725      $  64,015
--------------------------------------------------------------------
Prepaid other postretirement
  benefit                               $   8,771      $  16,441
--------------------------------------------------------------------
Assumptions:
  Obligation discount                       6.75%          7.25%
  Asset return                              7.25%          7.75%
--------------------------------------------------------------------

  The measurement of plan liabilities also assumes a health care cost trend rate of 6% annually. A 1% increase in the health care cost trend rate would have the effect of increasing the accumulated postretirement benefit obligation as of September 30, 1997 and the net periodic SFAS-106 expense by approximately $25,074,000 and $1,776,000, respectively.

3.  FIXED OBLIGATIONS
A. Leases: Lease costs included in operation expense were $13,060,000 in 1997, $13,894,000 in 1996 and $14,706,000 in 1995.
The future minimum lease payments under various leases, all of which are operating leases, are approximately $15,055,000 per year over the next five years and $136,840,000 in the aggregate for years thereafter.

  Brooklyn Union has a lease agreement with a remaining term of 14 years for its corporate headquarters.

B. Fixed Charges Under Firm Contracts: Brooklyn Union has entered into various contracts for gas delivery and supply services. The contracts have remaining terms that cover from one to sixteen years. Certain of these contracts require payment of monthly charges in the aggregate amount of approximately $3.9 million per month in all events regardless of the level of service available. Such charges are recovered as gas costs under the gas adjustment clause.


4.  CAPITALIZATION
A.  Common Stock:   The Consolidated Statement of Capitalization
reflects the establishment of KeySpan Energy Corporation as the parent holding company of Brooklyn Union and its subsidiaries.
The only transactions recorded by the Company as of September 30, 1997, reflect the initial exchange of stock at the time of the holding company reorganization. Hence, the Company's balance sheet reflects its investment in Brooklyn Union in the amount of $969,043,000; common stock in the amount of $572,457,000; and retained earnings in the amount of $396,586,000.

  In addition to the share exchange relating to the reorganization into the holding company structure, the Company in 1997 and 1996 issued 909,593 and 1,069,128 shares of common stock for $22,618,000 and $27,407,000, respectively, under the Dividend Reinvestment and Stock Purchase Plan, the Discount Stock Purchase Plan for Employees, and the Employee Savings Plan. At September 30, 1997, 1,567,048 unissued shares of common stock were reserved for issuance under these plans.

  On September 10, 1997, prior to the reorganization, Brooklyn Union redeemed all 66,000 outstanding shares of its 4.60% Cumulative Preferred Stock Series B at the optional redemption price of $102.00 per share plus $0.1278 per share representing accrued and unpaid dividends.

B.  Debt of Subsidiaries:
Gas Facilities Revenue Bonds and Other: Brooklyn Union can issue tax-exempt bonds through the New York State Energy Research and Development Authority. Whenever bonds are issued for new gas facilities projects, proceeds are deposited in trust and subsequently withdrawn by Brooklyn Union to finance qualified expenditures. There are no sinking fund requirements for any Gas Facilities Revenue Bonds.

Other Long-Term Debt: THEC has an available line of credit of $130 million which supports borrowings under a revolving loan agreement. Up to $5 million of this line is available for the issuance of letters of credit to support performance guarantees. This credit facility matures on July 1, 2000. At September 30, 1997, borrowings of $98 million were outstanding under this line of credit and $1.6 million was committed under outstanding letter of credit obligations. Borrowings under this facility bear interest, at THEC's option, at rates indexed at a premium to the Federal Funds rate or LIBOR, or based on the prime rate. The average interest rate on this debt was 7.11% per year at fiscal year-end. Covenants related to this line of credit require the maintenance of certain financial ratios and involve other restrictions regarding cash dividends, the purchase or redemption of stock and the pledging of assets.

  THEC is planning on issuing $150 million of bonds through a private placement depending on market conditions and interest rates. The proceeds from such issuance would be used, in part, to pay down obligations for borrowings under its revolving loan agreement. The bonds if issued, would be subordinate to borrowings under the line of credit.

5.  SHORT-TERM DEBT
A.  Commercial Paper:   At September 30, 1997, the Company had an
available bank line of credit of $100 million, which lines secure the issuance of commercial paper. This line of credit was increased to $150 million in October 1997 and applies jointly to the Company and its subsidiary Brooklyn Union. Borrowings were made only in the fourth quarter of fiscal 1997 by Brooklyn Union. The average outstanding balance during the year was $5.6 million at a weighted average annualized rate of 5.59%. At September 30, 1997, Brooklyn Union had $64.2 million in short-term borrowings outstanding at an annualized rate of 5.60%.

B. Other Short-Term Debt: KeySpan Energy Management has a $30 million unsecured line of credit which supports borrowings under a revolving loan agreement. This credit facility matures on March 31, 1998. At September 30, 1997, no borrowings were outstanding on this line of credit. Borrowings under this facility bear interest at rates indexed at a premium to LIBOR. Covenants related to this line of credit require the maintenance of certain financial ratios.


6. NONQUALIFIED STOCK OPTIONS
  At September 30, 1997, the Company, had a stock-based compensation plan that is described below. In addition, under a separate plan THEC has issued 1,684,238 stock options to key THEC employees. The companies apply APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for their plans. Accordingly, no compensation cost has been recognized for fixed stock option plans in the Consolidated Financial Statements. The Company's consolidated net income and earnings per share would not have been materially affected had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS 123, Accounting for Stock-Based Compensation.

  Under its plan, the Company has reserved for issuance 1,500,000 shares of nonqualified stock options and has issued 363,500 nonqualified stock options on November 20, 1996 and 202,800 nonqualified stock options on November 15, 1995. The options vest ratably over a three-year period from the grant date, with a ten-year exercise period. The exercise price of each option equals the market price of the Company's stock on the date of grant.

  The fair values of granted options were $4.27 and $2.78 for grants issued in fiscal years 1997 and 1996, respectively, and were estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in fiscal years 1997 and 1996, respectively: dividend yield of 4.66% and 5.57%; expected volatility of 16.560% and 16.879%; risk free interest rate of 6.00% and 6.28%; and expected lives of 6 years. The exercise prices are $30.50 and $27.00 for grants issued in fiscal years 1997 and 1996, respectively.


7.  FINANCIAL INSTRUMENTS
A. Fair Value of Financial Instruments: Brooklyn Union's long-term debt consists primarily of publicly traded Gas Facilities Revenue Bonds, the fair value of which is estimated based on quoted market prices for the same or similar issues. The fair values of these bonds at September 30, 1997 and 1996 were $671,041,400 and $660,499,600, respectively, and the carrying values were $648,500,000 in both years. Other subsidiary debt is carried at an amount approximating fair value because interest rates are based on current market rates.

  All other financial instruments included in the Consolidated
Balance Sheet are stated at amounts that approximate fair values.

B. Derivative Financial Instruments: Brooklyn Union and THEC employ derivative financial instruments - natural gas futures, options and swaps - for the purpose of managing commodity price risk.

  The utility tariff applicable to certain large-volume customers permits gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. Brooklyn Union uses standard New York Mercantile

Exchange futures contracts to fix profit margins on specified portions of the sales to this market in line with pricing objectives. Implementation of the strategy involves establishment of long (buy) positions in gas futures contracts with offsetting short (sell) positions in oil futures contracts of equivalent energy value. The long gas futures position follows, generally within a range of 80% to 120%, the cost of gas to serve this market while the short oil futures position correspondingly replicates, within the same range, the selling price of gas. Brooklyn Union has developed a strong sense of the relationship between gas and oil prices in the target markets, and the implementation of its strategy has satisfactorily hedged its exposure to the loss of profit margins on the desired portion of anticipated sales.

  With respect to natural gas production operations, THEC generally uses options to establish collars, swaps and standard New York Mercantile Exchange futures contracts to hedge the price risk related to known production plans and capabilities. These instruments include a fixed price/volume. Swaps are structured as both straight and participating swaps. In all swap instruments, THEC pays the other parties the amount by which the floating variable price (settlement price) exceeds the fixed price and receives the amount by which the settlement price is below the fixed price.

  The following table summarizes the notional amounts and related fair values of the derivative financial instrument positions outstanding at September 30, 1997. Fair values are based on quotes for the same or similar instruments. Differences between the notional contract amounts and fair values represent implicit gains on gas contracts representing long positions or losses on oil contracts representing short positions if the instruments were settled at market.

__________________________________________________________________
 Gas
Type of      Fiscal Year  Fixed Price  Volume   Notional    Fair
Instrument   of Maturity    per Mcf     (Mcf)    Amount     Value
----------   -----------  -----------  -------  ---------   ------
                                                  (in thousands)

Futures contracts 1998   $2.22-$2.44    340,000  $   793  $   999
Swap contracts    1998   $1.53-$2.09  3,315,000  $ 6,084  $ 2,368
Options contracts
  Calls           1998   $3.35-$3.78  3,980,000  $14,094  $     0
  Puts            1998      $2.60     4,890,000  $12,179  $   463


 Oil
Type of      Fiscal Year  Fixed Price  Volume   Notional   Fair
Instrument   of Maturity  per Gallon  (Gallons)  Amount    Value
----------   -----------  ----------- --------- --------   ------
                                                 (in thousands)

Futures contracts 1998   $0.52-$0.59  18,858,000 $10,701 $11,312
_________________________________________________________________

  Futures contracts expire and are renewed monthly. As of September 30, 1997, no such contract extended beyond March 1998. Further, swap contracts are settled monthly and extend through March 1998. Margin deposits with brokers at September 30, 1997 and 1996 amounted to $1,382,000 and $23,619,000, respectively, and are recorded in Other in the Current Assets section of the balance sheet. Deferred gains on closed positions were $567,000 and $1,330,000 at September 30, 1997 and 1996, respectively. Such gains are generally recorded in net income within one month.

  The Company's subsidiaries are exposed to credit risk in the event of nonperformance by counterparties to derivative contracts, as well as nonperformance by the counterparties of the transactions against which they are hedged. The Company believes that the credit risk related to the futures, options and swap contracts is no greater than that associated with the primary contracts which they hedge, as these contracts are with major investment grade financial institutions, and that elimination of the price risk lowers the Company's overall business risk.


8.  ENVIRONMENTAL MATTERS
  Historically, Brooklyn Union or predecessor entities owned or operated several former manufactured gas plant (MGP) sites. These sites have been identified for the New York State Department of Environmental Conservation (DEC) for inclusion on appropriate waste site inventories. In certain circumstances, former MGP sites can give rise to environmental cleanup responsibilities for the Company.

  With respect to one former MGP site located on Brooklyn Union property, the Brooklyn Borough Works site in Coney Island, Brooklyn Union executed an administrative consent order (ACO) with the DEC in 1995 addressing the overall remediation of the site. In accordance with the ACO, a schedule of investigative and cleanup activities has been developed, and cleanup over the next several years is expected.

  Based upon the current estimated range of the costs of compliance with the Coney Island ACO, and the estimated costs of investigation of two other sites, the Company believes the minimum cost of MGP-related environmental cleanup will be approximately $34 million, the majority of which will be expended for the Coney Island plant site. This amount includes approximately $7.2 million of costs expended as of September 30, 1997. The actual MGP- related costs may be substantially higher, depending upon remediation experience, eventual end use of the sites, and environmental conditions not addressed in the ACO or current investigative plans.

  As of September 30, 1997, the Company had an unpaid liability of $26.8 million.

  The rate plan that became effective on October 1, 1996, described in 'Utility Rate and Regulatory Matters' of Management's Discussion and Analysis of Results of Operations and Financial Condition, provides, among other things, that if the total cost of investigating and remediating the Coney Island plant site varies from the amount originally accrued for these activities, Brooklyn Union will retain or absorb 10% of the variation. Under the rate plan, similar ratemaking treatment will be available for any additional accrued liabilities for other MGP sites, should such accrual be required.

9. COMBINATION WITH LONG ISLAND LIGHTING COMPANY (LILCO
   TRANSACTION)

                 AMENDED AGREEMENT WITH LILCO

  On December 29, 1996, Brooklyn Union and LILCO entered into an Agreement and Plan of Exchange and Merger (LILCO Agreement), pursuant to which the companies would become wholly owned subsidiaries of a new holding company (LILCO Transaction). The LILCO Agreement was amended and restated to reflect certain technical changes as of February 7, 1997 and June 26, 1997 and was amended to substitute KeySpan Energy Corporation (the Company) for Brooklyn Union as of September 29, 1997 (Amended LILCO Agreement).

  The LILCO Transaction was approved by both companies' boards of directors and shareholders of both companies approved the transaction on August 7, 1997. Under the terms of the LILCO Transaction, as the result of a merger of the Company with a newly-formed subsidiary of the new holding company, the Company's common shareholders will receive one share of common stock of the new holding company for each common share of the Company they currently own. Through a share exchange, LILCO common shareholders will receive 0.803 shares (the Ratio) of the new holding company's common stock for each share of LILCO common stock that they currently own. In the event that the transaction with the Long Island Power Authority (LIPA Transaction) is consummated, the Ratio will be 0.880. See LILCO Agreement with Long Island Power Authority, LIPA Transaction. Based on current facts and circumstances, it is probable that the purchase method of accounting will apply to the LILCO Transaction with LILCO being the acquiring Company for accounting purposes.

  The Amended LILCO Agreement contains certain covenants of the parties pending the consummation of the LILCO Transaction.
Generally, the parties must carry on their businesses in the ordinary course consistent with past practice.

  The Company and LILCO expect to continue their respective current dividend policies until completion of the LILCO Transaction. It is anticipated that the new holding company will set an initial annual dividend rate of $1.78 per share of its common stock.

  Following the announcement of the LILCO Agreement, Standard & Poor's Ratings Services placed Brooklyn Union's corporate credit and senior unsecured debt ratings of A, as well as Brooklyn Union's A-1 commercial paper rating, on CreditWatch with negative implications. Similarly, Moody's Investors Service placed Brooklyn Union's A1 senior unsecured and Prime-1 short-term ratings on review for possible downgrade.

  The LILCO Transaction is conditioned upon the receipt of all required regulatory approvals and other conditions. On July 17, 1997, the Federal Energy Regulatory Commission (FERC) approved the LILCO Transaction. Approval of the PSC is pending. The Company is unable to determine when, or if, all other required regulatory approvals will be obtained.

  Unaudited pro forma combined condensed financial information for KeySpan Energy Corporation and Long Island Lighting Company at September 30, 1997 and for the twelve months ended September 30, 1997 is contained in the Company's Report on Form 8-K, dated December 19, 1997.

LILCO AGREEMENT WITH LONG ISLAND POWER AUTHORITY (LIPA Transaction)

  On June 26, 1997, LILCO and LIPA entered into definitive agreements pursuant to which, after the transfer of LILCO's gas distribution assets, non-nuclear electric generation assets and certain other assets and liabilities to one or more newly-formed subsidiaries of the new holding company, LILCO's stock will be sold to LIPA for $2.4975 billion in cash. The LIPA Transaction was approved by LILCO's shareholders on August 7, 1997. Upon consummation of the LIPA Transaction, LIPA will own LILCO's electric transmission and distribution system, its 18% interest in the Nine Mile Point 2 Nuclear Power Station, and its electric regulatory assets and liabilities, and will assume or refinance approximately $339 million in preferred stock and approximately $3.6 billion in long term debt.

  As part of the LIPA Transaction, the definitive agreements contemplate that one or more subsidiaries of the newly-formed holding company will enter into agreements with LIPA, pursuant to which such subsidiaries will provide management and operations services to LIPA with respect to the electric transmission and distribution system, sell power generated by the non-nuclear power plants to LIPA, and manage LIPA's fuel and electric purchases and any off-system electric sales. In addition, three years after the LIPA Transaction is consummated, LIPA will have the right for a one year period to acquire the non-nuclear generating assets. The purchase price for such assets would be the fair market value at the time of the exercise of the right.

  On July 16, 1997, the New York State Public Authorities Control
Board unanimously approved the definitive agreements related to the

LIPA Transaction subject to the following conditions: (1) within one year, LIPA must establish a plan for open access to the electric distribution system; (2) LIPA may not purchase the generating facilities, as contemplated in the generation purchase right agreement, at a price greater than book value; (3) the holding company formed in connection with the LIPA Transaction (or the LILCO Transaction) must agree to invest, over a ten year period, at least $1.3 billion in energy-related and economic development projects, and natural gas infrastructure projects on Long Island; (4) LIPA will guarantee that, over a ten year period, average electric rates will be reduced by no less than 14% when measured against LILCO's rates today. As part of this guarantee, no less than 2% cost savings to LIPA customers must result from the savings attributable to the LILCO Transaction; and (5) LIPA will not increase average customer rates by more than 2 1/2% over a twelve month period without approval of the PSC.

  The LIPA Transaction is subject to the approval of the FERC and other regulatory agencies. In July 1997, the Company, LILCO and LIPA filed requests for private letter rulings with the Internal Revenue Service regarding certain federal income tax issues that require favorable rulings in order for the LIPA Transaction to close. The Company is unable to determine when and if FERC approval and all other consents and approvals required to consummate the LIPA Transaction will be obtained.

NOTE 10.  SUPPLEMENTAL GAS AND OIL DISCLOSURES (Unaudited)

This information includes amounts attributable to a 34% minority interest in THEC at
September 30, 1997 and 1996.  Gas and oil operations, and reserves, were predominantly located in the United States in all years.

CAPITALIZED COSTS RELATING TO GAS AND OIL PRODUCING ACTIVITIES

==============================================================================================
September 30,                                                         1997           1996
==============================================================================================
                                                                     (Thousands of Dollars)

Unproved properties not being amortized                             $103,569       $60,137
Properties being amortized - productive and nonproductive            521,046       441,024
----------------------------------------------------------------------------------------------
Total capitalized costs                                              624,615       501,161
Accumulated depletion                                               (210,333)     (160,128)
----------------------------------------------------------------------------------------------
  Net capitalized costs                                             $414,282      $341,033
----------------------------------------------------------------------------------------------


The following is a break-out of the costs (in thousands of dollars) which are excluded from the amortization calculation as of September 30, 1997, by year of acquisition: 1997 - $49,135;
1996 - $33,442; and prior years $20,992.  The Company cannot accurately predict when these costs will be included in the amortization base, but it is expected that these costs will be evaluated within the next five years.

COSTS INCURRED IN PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

================================================================================
Year Ended September 30,                  1997          1996          1995
================================================================================
                                                 (Thousands of Dollars)
Acquisition of properties-
  Unproved properties                    $13,486       $24,577       $10,996
  Proved properties                       11,562        89,828        14,983
Exploration                               25,695        20,828         5,907
Development                               73,642        31,005        37,953
--------------------------------------------------------------------------------
Total costs incurred                    $124,385      $166,238       $69,839
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS FROM GAS AND OIL PRODUCING ACTIVITIES

================================================================================
Year Ended September 30,                  1997         1996          1995
================================================================================
                                              (Thousands of Dollars)
Revenues from gas and oil
  producing activities-
Sales to unaffiliated parties           $100,818       $50,431       $40,810
--------------------------------------------------------------------------------
  Revenues                               100,818        50,431        40,810
--------------------------------------------------------------------------------
Production and lifting costs              17,322         8,860         5,762
Depletion                                 50,415        27,368        22,906
--------------------------------------------------------------------------------
  Total expenses                          67,737        36,228        28,668
--------------------------------------------------------------------------------
Income before taxes                       33,081        14,203        12,142
Income taxes                              10,393         3,037         1,957
--------------------------------------------------------------------------------
Results of gas and oil producing
  activities (excluding corporate
  overhead and interest costs)           $22,688       $11,166       $10,185
================================================================================

The gas and oil reserves information is based on estimates of proved reserves attributable to THEC's interest as of September 30 for each of the years presented. These estimates principally were prepared by independent petro-leum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

The standardized measure of discounted future net cash flows was prepared by applying year-end prices of gas and oil to the proved reserves, except for those reserves devoted to future production that is hedged. Such reserves are priced at their respective hedged amounts. The standardized measure does not purport, nor should it be interpreted, to present the fair value of THEC's gas and oil reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

RESERVE QUANTITY INFORMATION
Natural Gas (MMcf)

=======================================================================================
September 30,                               1997          1996            1995
=======================================================================================
Proved Reserves-
  Beginning of Year                        314,541       195,055         142,858
  Revisions of previous estimates           16,326          (354)         13,539
  Extensions and discoveries                29,254        13,139          38,985
  Production                               (45,353)      (26,435)        (21,822)
  Purchases of reserves in place                 -       134,325          21,495
  Sales of reserves in place                     -        (1,189)              -
---------------------------------------------------------------------------------------
Proved Reserves-
  End of Year                              314,768       314,541         195,055
---------------------------------------------------------------------------------------
Proved Developed Reserves-
  Beginning of Year                        222,522       151,594         110,225
---------------------------------------------------------------------------------------
  End of Year                              232,200       222,522         151,594
=======================================================================================

Crude Oil, Condensate and Natural Gas Liquids (MBbls)
=======================================================================================
September 30,                                 1997          1996            1995
=======================================================================================
Proved Reserves-
  Beginning of Year                          1,248         1,162             807
  Revisions of previous estimates              (92)         (148)            245
  Extensions and discoveries                    15           182             155
  Production                                  (153)         (136)           (148)
  Purchases of reserves in place                 -           294             103
  Sales of reserves in place                     -          (106)              -
---------------------------------------------------------------------------------------
Proved Reserves-
  End of Year                                1,018         1,248           1,162
---------------------------------------------------------------------------------------
Proved Developed Reserves-
  Beginning of Year                          1,040           974             543
---------------------------------------------------------------------------------------
  End of Year                                  874         1,040             974
=======================================================================================

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED GAS AND OIL RESERVES

=======================================================================
September 30,                                 1997          1996
=======================================================================
                                            (Thousands of Dollars)
Future Cash Flows                         $827,537      $554,798
Future Costs-
  Production                              (136,570)      (89,303)
  Development                              (53,538)      (60,926)
-----------------------------------------------------------------------
Future net inflows
  before income tax                        637,429       404,569
Future income taxes                       (143,733)      (59,623)
-----------------------------------------------------------------------
Future net cash flows                      493,696       344,946
10% discount factor                       (145,782)      (85,688)
-----------------------------------------------------------------------
Standardized measure of
  discounted future net
  cash flows                              $347,914      $259,258
=======================================================================

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED RESERVE QUANTITIES
=======================================================================================
Year Ended September 30,                    1997          1996            1995
=======================================================================================
                                                    (Thousands of Dollars)
Standardized measure-
  beginning of year                       $259,258      $133,521        $108,134
Sales and transfers, net of
  production costs                         (83,496)      (41,571)        (35,048)
Net change in sales and
  transfer prices, net of
  production costs                         144,463        44,719          (2,786)
Extensions and discoveries and
  improved recovery, net of
  related costs                             44,974        18,894          28,868
Changes in estimated future
  development costs                         (5,982)       (4,798)         (2,351)
Development costs incurred
  during the period that reduced
  future development costs                  15,512        15,056          10,360
Revisions of quantity estimates             25,861        (2,338)         13,858
Accretion of discount                       27,528        16,880          11,763
Net change in income taxes                 (51,851)       21,026          (7,856)
Purchases of reserves in place                   -        94,945          15,176
Changes in production rates
  (timing) and other                       (28,353)      (37,076)         (6,597)
---------------------------------------------------------------------------------------
Standardized measure-end
  of year                                 $347,914      $259,258        $133,521
=======================================================================================

AVERAGE SALES PRICES AND PRODUCTION COSTS-PER-UNIT

===========================================================================================================
Year Ended September 30,                                         1997             1996           1995
===========================================================================================================
Average Sales Price*
  Natural Gas ($/MCF)                                            2.40             2.11           1.47

  Oil, Condensate and Natural Gas Liquid ($/Bbl)                20.06            19.21          16.92

  Production Cost Per Equivalent MCF ($)                          0.3             0.32           0.25
===========================================================================================================

ACREAGE

===========================================================================================================
September 30, 1997                                                             Gross            Net
===========================================================================================================

  Producing                                                                    285,898        190,402
  Undeveloped                                                                  212,551        172,078
===========================================================================================================

NUMBER OF PRODUCING WELLS

===========================================================================================================
September 30, 1997                                                              Gross            Net
===========================================================================================================
  Gas Wells                                                                      1,126            696
  Oil Wells                                                                         11              3
===========================================================================================================

DRILLING ACTIVITY (Net)

===========================================================================================================
Year Ended September 30,                 1997                      1996                     1995
===========================================================================================================

                             Producing    Dry  Total    Producing   Dry  Total   Producing    Dry   Total
  Net Developmental Wells         22.1    7.7   29.8         10.1   0.8   10.9        10.0    3.4    13.4
  Net Exploratory Wells            4.0    3.6    7.6          2.1   3.4    5.5         1.4    0.4     1.8
===========================================================================================================

WELLS IN PROCESS

===========================================================================================================
September 30, 1997                                                              Gross            Net
===========================================================================================================
  Exploratory                                                                      4.0            2.2
  Developmental                                                                    5.0            3.3
===========================================================================================================

*Represents the cash price received which excludes the effect of any hedging transactions.

SUPPLEMENTARY INFORMATION (UNAUDITED)
===================================================================
QUARTERLY INFORMATION

SUMMARY OF QUARTERLY INFORMATION

The following is a table of financial data for each quarter of fiscal 1997 and 1996. The Company's business is influenced by seasonal weather conditions. The effect on utility earnings of variations in revenues caused by abnormal weather is largely mitigated by operation of a weather normalization adjustment contained in Brooklyn Union's tariff.

===================================================================
                          First    Second    Third     Fourth
                          Quarter  Quarter   Quarter   Quarter
===================================================================
                      (Thousands of Dollars Except Per Share Data)

    1997
Operating revenues        446,726  589,282  246,993     195,186
Operating income (loss)    57,458   92,855    9,817     (17,560)
 Income (loss) applicable
  to common stock          44,722   80,243    2,233(a)  (12,757)(b)
 Per common share:
  Earnings (loss) (c)        0.90     1.60     0.04       (0.25)
  Dividends declared        0.365    0.365    0.365       0.365
-------------------------------------------------------------------
    1996
Operating revenues         398,083  595,438  254,311    184,170
Operating income (loss)     57,400   88,505    5,495    (20,842)(d)
Gains on sale of subsidiary
  stock and Canadian plant
  (after taxes)               -        -        -        33,539
Income (loss) applicable
  to common stock          44,624   74,413   (4,561)      8,109
Per common share:
  Earnings (loss) (c)        0.91     1.51    (0.09)       0.16
  Dividends declared        0.355    0.355    0.355       0.355
-------------------------------------------------------------------
(a)  Includes an after-tax gain of $3.3 million on the sale of certain Canadian properties.
(b)  Includes an after-tax gain of $4.5 million on the sale of a fuel management operation.
(c)  Quarterly earnings per share are based on the average
     number of shares outstanding during the quarter.  Because
     of the increasing number of common shares outstanding in
     each quarter, the sum of quarterly earnings per share does not equal earnings per share for the year.
(d)  Includes a subsidiary reorganization charge of $7.8
     million after taxes.
===================================================================

SUMMARY OF QUARTERLY STOCK INFORMATION

===================================================================
                             First   Second    Third      Fourth
                            Quarter  Quarter  Quarter     Quarter
===================================================================

    1997
High                         32.625   30.500   29.000      33.375
Low                          27.875   27.500   26.125      28.438
Close                        30.125   27.500   28.625      33.375
Shares traded (000)           6,598    6,795    4,146       5,457
-------------------------------------------------------------------
    1996
High                         29.625   29.875   27.500      28.125
Low                          24.625   25.750   24.875      24.875
Close                        29.250   26.750   27.250      27.875
Shares traded (000)           3,710    3,884    5,121       3,592

===================================================================

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

      There have been no changes in accountants. In addition, there have been no disagreements between the Company and its independent public accountants concerning any matter of accounting principles or practices or financial disclosure required to be disclosed by this item.

Part   III

Item 10.  Directors and Executive Officers of the Registrant

DIRECTORS AND OFFICERS

Directors

Robert B. Catell, Age 60, Director since 1986

      Chairman, President and Chief Executive Officer, KeySpan
      Energy Corporation

      Trustee, Brooklyn Botanic Garden, Brooklyn Law School, Independence Savings Bank and Kingsborough Community College Foundation, Inc.; Chairman and Director, Alberta Northeast Inc., Boundary Gas, Inc., Business Council for a Sustainable Energy Future, Energy Association of New York State Executive Committee; Director and Past Chairman, American Gas Association; Director, Brooklyn Academy of Music (ex-officio), Brooklyn Bureau of Community Service Senior Trustee, Brooklyn Public Library, The Business Council of New York State, Inc., Empire State Business Alliance, Gas Research Institute, New York City Investment Fund, New York City Partnership and New York State Energy Research and Development Authority; Member, Brooklyn Chamber of Commerce Executive Committee, CCNY School of Engineering Advisory Board, Chemical Bank Regional Advisory Board, Committee for Economic Development, Council for Environmental Quality, Downtown Brooklyn Development Association, Heartshare for Human Services Advisory Board, Mayor's Private Sector Committee on Information Technology, New York Professional Engineers Society and Society of Gas Lighting Executive Committee.

      Mr. Catell joined the Company's subsidiary, The Brooklyn Union Gas Company, in 1958 and has been an officer since 1974. He was elected Vice President in 1977, Senior Vice President in 1981 and Executive Vice President in 1984. He was elected Chief Operating Officer in 1986 and President in 1990. He has served as President and Chief Executive Officer from 1991 to 1996 when he was elected Chairman and Chief Executive Officer. Upon the formation of the holding company structure under

      KeySpan Energy Corporation in 1997, Mr. Catell was elected
      Chairman, President and Chief Executive Officer.

      Member, Executive Committee.


Kenneth I. Chenault, Age 46, Director since 1988

      President and Chief Operating Officer, American Express
      Company

      Director, Arthur Ashe Institute for Urban Health, National Center on Addiction and Substance Abuse, National Collegiate Athletic Association, NYU Medical Center, Phoenix House and Quaker Oats Company; Member, Council on Foreign Relations.

      Mr. Chenault joined American Express Company in 1981 as Director of Strategic Planning. He was named President of the Consumer Card Group in 1989 and President of the Travel Related Services Company in the U.S. in 1993 with responsibility for the Consumer Card Group. He was named Vice Chairman of American Express Company in January 1995 and assumed additional responsibilities for Travel Related Services International in April 1995. Prior to joining American Express, Mr. Chenault was a management consultant with Bain & Co. and an associate with the law firm of Rogers
      & Wells.  Mr Chenault will resign as a director effective
      December 31, 1997.

      Member, Organization and Nominating Committee.


Alan H. Fishman, Age 51, Director since 1989

      Managing Partner, Columbia Financial Partners, L.P. (private investment company)

      Chairman, Affinity Technology Group, Inc.; Director, Brooklyn Academy of Music; Member, Executive Committee of the Brown
      University Annual Fund.

      Mr. Fishman joined Chemical Bank in 1969. He was named Chief Financial Officer in 1979 and was promoted to Senior Executive Vice President responsible for Chemical's Investment Banking activities worldwide in 1983. He became affiliated with Neuberger & Berman in 1988 and was responsible for an investment partnership. He joined American International Group, Inc. in 1989 as a Senior Vice President and became President of AIG Financial Services Group. He joined the firm of Adler & Shaykin in 1990 as a Managing Partner and, in 1992, Mr. Fishman formed the firm of Columbia Financial Partners, L.P. in which he is a Managing Partner.

      Chairman, Audit Committee; Member, Organization and Nominating Committee and Executive Committee.


Craig G. Matthews, Age 54, Director since 1997

      Executive Vice President - Utility Division, KeySpan Energy
      Corporation

      Director, Brooklyn Philharmonic, Greater Jamaica Development Corporation, The Houston Exploration Company, National and New York City Advisory Board of the Salvation Army, Neighborhood Housing Services, Polytechnic University, Public Utilities Reports, Inc. and Regional Plan Association; Past Chairman, Brooklyn Chamber of Commerce; Treasurer, Society of Gas Lighting; Member, American Gas Association, Brooklyn College Community Advisory Board and New York Gas Group Executive Committee.

      Mr. Matthews joined the Corporation's subsidiary, The Brooklyn Union Gas Company, in 1965 as a management trainee and has held various management positions in the corporate planning, financial, marketing and engineering areas and has been an officer since 1977. He was elected Vice President in 1981 and Senior Vice President in 1985. In 1991, he was elected Executive Vice President, with responsibilities for the subsidiary's financial, gas supply, information systems, strategic planning functions, and energy-related investments. In May 1996, he was elected to his current position, President and Chief Operating Officer of the subsidiary and in June 1997 to Executive Vice President - Utility Division of the Corporation upon the formation of the holding company structure under KeySpan Energy Corporation.


Edward D. Miller, Age 57, Director since 1993

      President and Chief Executive Officer, The Equitable Companies Inc. and The Equitable Life Assurance Society of the United
      States

      Trustee and Past Chairman, New York Blood Center; Trustee,
      Pace University; Director, Donaldson, Lufkin & Jenrette, Inc. and Phoenix House.

      Mr. Miller is President and Chief Executive Officer of The Equitable Companies and The Equitable Life Assurance Society of the U.S., the principal insurance subsidiary of The Equitable Companies. Mr. Miller also serves as a member of the Board of The Equitable Companies and Equitable Life, and is a member of the Board of Alliance Capital, an Equitable investment subsidiary. He also serves on the Executive

      Committee of the AXA Group, Equitable's majority shareholder. Mr. Miller assumed these positions in August 1997. He had previously served as Senior Vice Chairman of The Chase Manhattan Corporation. In 1988, he was named Vice Chairman of Manufacturers Hanover Trust, a position he held until 1991, when that company merged with Chemical Bank, and he was named Vice Chairman. He was elected President of Chemical Bank in 1994. In 1995, upon the merger with Chase Manhattan, he became Senior Vice Chairman.

      Chairman, Organization and Nominating Committee; Member
      Executive Committee.


Helmut W. Peter, Age 65, Director since 1997

      Consultant and Retired Vice Chairman of The Brooklyn Union Gas
      Company

      Trustee, Institute of Gas Technology; Director, American Gas Cooling Center, Inc., Industrial Center Inc., International Gas Center, Phoenix Natural Gas Ltd. and Premier Transco Ltd.; Member, Gas Research Institute Program Executive Committee and World Energy Council/Conference.

      Mr. Peter joined Brooklyn Union in 1972 as a Senior Engineer and has been an Officer since 1977. In 1977 he was elected Assistant Vice President and Vice President in 1980. He was elected Senior Vice President and Chief Engineer in 1984 and Group Senior Vice President and Chief Engineer in 1988. In 1991 he was elected Executive Vice President. In May 1996, Mr. Peter was elected Vice Chairman and served in this capacity until his retirement in July 1997. Since August 1, 1997, Mr. Peter has served as Senior Executive Advisor/Consultant to The Brooklyn Union Gas Company and KeySpan Energy Corporation in energy and management matters.

      Member, Audit Committee.


James Q. Riordan, Age 70, Director since 1991

      Retired Vice Chairman and Chief Financial Officer, Mobil
      Corp.

      Director, Dow Jones & Co., Inc., The Houston Exploration Company, Public Broadcasting Service and Tri-Continental Corporation; Director/Trustee of the mutual funds in the Seligman Group of investment companies; Trustee, The Brooklyn Museum and Committee For Economic Development; Member, Policy Council of the Tax Foundation.

      Mr. Riordan joined Mobil Corp. in 1957 as Tax Counsel.  He
      was named a Director and Chief Financial Officer in 1969.   He
      became Vice Chairman in 1986 and retired from Mobil Corp. in 1989. Mr. Riordan joined Bekaert Corporation in 1989 and was elected its President. He retired from Bekaert Corporation in 1992.

      Member, Audit Committee, Organization and Nominating Committee and Executive Committee.




A listing of Executive Officers of the Registrant appears on page 63.

Executive Officers of the Registrant
-------------------------------------
All Executive Officers serve one-year terms.

<CAPTIONS>
                                            Age as of
                                            Sept. 30,   Period Served
Name and Position                            1997       In Such Capacity  Business Experience in Past 5 Years
------------------------------------------- ----------  -----------------------------------------------------------------------
Robert B. Catell, Chairman, President           60      1997 to Present   Chairman, President and Chief Executive Officer
and Chief Executive Officer                             1996 to 1997      Chairman and Chief Executive Officer
                                                        1991 to 1996      President and Chief Executive Officer

Craig G. Matthews, Executive Vice President     54      1997 to Present   Executive Vice President - Utility Division
- Utility Division                                      1996 to 1997      President and Chief Operating Officer
                                                        1994 to 1996      Executive Vice President
                                                        1991 to 1994      Executive Vice President and Chief Financial Officer

Vincent D. Enright, Senior Vice  President,     53      1997 to Present   Senior Vice President, Chief Financial Officer and
Chief Financial Officer and                                               Chief Accounting Officer
Chief Accounting Officer                                1994 to 1997      Senior Vice President and Chief Financial Officer
                                                        1992 to 1994      Senior Vice President

David L. Phillips, Senior Vice President        41      1997 to Present   Senior Vice President Strategic Planning and
Strategic Planning and Corporate Development                              Corporate Development
                                                        1996 to 1997      Energy Consultant to  Brooklyn Union
                                                        1992 to 1996      Executive Committee, Equitable Resources Inc.

Maurice K. Shaw, Senior Vice President          58      1993 to Present   Senior Vice President and Corporate Affairs Officer
and Corporate Affairs Officer                           1987 to 1993      Senior Vice President and Chief Marketing Officer

William K. Feraudo, Senior Vice President       47      1997 to Present   Senior Vice President   Energy Marketing Group
Energy Marketing Group                                  1994 to 1997      Senior Vice President
                                                        1989 to 1994      Vice President

Roger J. Walz, Vice President                   52      1990 to Present   Vice President and General Auditor
and General Auditor

Robert R. Wieczorek, Vice President,            55      1994 to Present   Vice President, Secretary  and Treasurer
Secretary and Treasurer                                 1989 to 1994      Vice President, Treasurer, and Assistant Secretary

Item 11.  Executive Compensation

POLICY FRAMEWORK

      The Organization and Nominating Committee (the "Committee") of the Board of Directors, composed of six independent, non-employee Directors, administers the executive compensation program. The members of the Committee during fiscal 1997 were Mrs. Christensen and Messrs. Chenault, Elliott, Fishman, Larocca and Miller. No member is or has been an officer or employee of KeySpan or any of its subsidiaries. After review and approval by the Committee, all issues relating to executive compensation are submitted to the entire Board for approval.

      The philosophy of KeySpan regarding executive compensation is that the Chief Executive Officer and other executives should be compensated at competitive levels to attract, motivate, and retain talented executives needed to achieve KeySpan's vision of becoming the premier energy company in the Northeast. The Committee is committed to implementing a compensation program which furthers the vision. The Committee adheres to the following compensation policies which are intended to facilitate the achievement of KeySpan's business strategies:

      Executives' total compensation programs should strengthen the relationship between pay and performance by emphasizing variable, at- risk compensation that is dependent upon the level of success in meeting specified corporate and strategic business group performance goals.

      An appropriate amount of compensation for senior executives should be comprised of long-term, at-risk pay to focus executives on the long-term interests of shareholders.

      Each program element should target compensation opportunities comparable to the compensation paid to executives of comparable utility companies and at the median of general industry companies nationwide. However, if KeySpan's performance exceeds that of the comparable group, compensation should be above the median; likewise, if KeySpan's performance falls below that of the comparable group, the compensation paid to senior executives should be below the median of the comparable companies.


Components of Compensation

      The Committee compares total compensation levels for KeySpan's senior executives to the compensation paid to executives in comparable utility and general industry companies nationwide. In this connection, the Committee uses analyses prepared by a national compensation consultant to review the competitive compensation levels of executives in the utility industry in the regional and national marketplace. In addition, the Committee reviews compensation data for executive positions comparable in scope to those in general industry companies. The companies analyzed in this process tend to have national business operations and have positions that are similar in scope with comparable revenue size or employment levels. Through this process the Committee identifies the median compensation level, both with respect to base salary and the overall executive compensation program.

      The Committee ensures that compensation provides for a direct link to strategic financial measures and shareholder value for the executive officers of KeySpan. To achieve this performance linkage, KeySpan has established three programs for the direct compensation of executive officers: the Base Salary Program, the Annual Incentive Compensation Plan and the Long-Term Performance Incentive Compensation Plan. The intent of the programs is to place increased emphasis on performance-based pay and reduced emphasis on fixed base salary in determining total compensation.

      Each of the three programs is discussed in greater detail below.


The Base Salary Program - In setting base salary levels for each executive officer , the Committee considers the competitive market data for executives in comparable positions in other utility and general industry markets. In setting base salary levels KeySpan currently targets the 50th percentile of the comparable labor market. The Committee also considers the experience level and actual performance achieved by the executive as it relates to KeySpan's corporate goals in setting base salary. The base salary level for the Chief Executive Officer compared to competitive market data is generally below the 50th percentile of comparable positions while other executives' base salaries are generally at or above the 50th percentile.

      Consistent with KeySpan's ongoing effort to align total compensation with the competitive marketplace, in 1997 the company introduced significant pay at risk for all executives, which included an increase to the annual incentive compensation targets
for executives.   In order to transition executives to the
increased targets, the company did not grant merit increases in 1997, and executives were generally subject to a 3% base salary reduction. The compensation of executives has been modified by withholding a portion of base salary increases over the past several years in order to shift part of base salary to incentive awards. This shifting of base salary to incentives is anticipated to continue in the future as more emphasis is placed upon incentive compensation.

The Annual Incentive Compensation Plan - The Corporate Incentive Compensation Plan (the "Annual Plan") was adopted by the Board of Directors in fiscal 1989. The Annual Plan was designed to provide annual incentive awards to officers and other key employees who, by the nature and scope of their positions, regularly make significant contribution to the success of KeySpan in the achievement of corporate goals that are important to the shareholders of KeySpan. The specific corporate goals for the Annual Plan are established by management and reviewed and approved by the Committee and the Board of Directors. The goals are intended to improve corporate performance and include objectives which encourage growth in consolidated net income, increases in gross margin, control of operating expenses, improved customer satisfaction and increased commitment to employee excellence.

      The annual incentive award ranges are established annually by the Committee for executives in the Annual Plan. Incentive award levels are intended to provide awards that are competitive within the industry when performance results are fully achieved. The Annual Plan awards range from zero to a maximum of 200% of target, with a target of 60% of base salary for the Chief Executive Officer, to a maximum of 120%, a target of 50% of base salary for the Executive Vice President, with a maximum of 100%, and a target of 40% of base salary for the Vice Chairman, with a maximum of 80%. The targets for Senior Vice Presidents in 1997 ranged from 30% to 35% of base salary, and from 15% to 25% for Vice Presidents. Awards for the Chief Executive Officer, Executive Vice President, and the Senior Officers are primarily based on corporate performance, whereas awards for the Vice Chairman and Vice Presidents were based upon a mix of corporate and subsidiary or
strategic business group performance.   Incentive awards to
executive officers for achievement in fiscal 1997 (paid in fiscal
1998) reflect overall performance results that exceeded anticipated levels of performance, as each of the objectives in the Plan were met or exceeded, contributing to another year of record earnings.


The Long-Term Performance Incentive Compensation Plan - As a result of the Committee's review of the competitiveness of KeySpan's total compensation program, and an independent consultant review of the long-term incentive plans used by the majority of the utilities that comprise the Standard & Poor's Utilities Index, the Committee recommended and the Board of Directors adopted the Long-Term Performance Incentive Compensation Plan (the "Long Term Plan") in fiscal 1996. The Long Term Plan was approved at Brooklyn Union's 1996 Annual Meeting of Shareholders. The Long Term Incentive Plan provides for the award of Incentive Stock Options, Nonqualified Stock Options and Performance Shares to officers of KeySpan and its subsidiaries as determined by the Committee. The purpose of the Long Term Plan is to optimize KeySpan's performance through incentives that directly link the executive's personal interests to those of KeySpan's shareholders and to attract and retain employees who make significant contributions to the success of KeySpan.
The stock option component in the Long Term Plan entitles the executive to purchase shares of common stock at an exercise price per share determined by the Committee which is at least equal to the closing price of shares of common stock on the New York Stock Exchange on the date of the grant.

      In 1997, Mr. Robert B. Catell received options to purchase
100,000 shares with an exercise price of $30.50 as is detailed in the Options Table. The awards for stock options to other executives are also summarized in such table. The Committee believes that this equity interest provides the appropriate link to the interest of the shareholders.

      The Committee believes that Stock Options can be directly linked to KeySpan's performance. As the value of the common stock is generally considered the strongest indicator of overall corporate performance, stock option awards allow executives to benefit by appreciation in stock price at no immediate cost to KeySpan and provide a strong incentive to executives by linking compensation to the future value of the common stock.

Policy with Respect to Section 162(m) Deduction Limit

      Under Section 162(m) of the Internal Revenue Code, KeySpan cannot deduct compensation in excess of $1,000,000 paid in any year to the chief executive officer or any of the four other most highly compensated executive officers whose compensation must be detailed in the proxy statement. Compensation paid under plans that are performance-based is not subject to the $1,000,000 annual limit if certain requirements are satisfied. Although KeySpan's plans are designed to relate compensation to performance, they do not meet such requirements because they allow the Committee to exercise discretion in setting compensation. The Committee is of the opinion that it is in KeySpan's best interest to have the Committee retain discretion in order to preserve flexibility in compensating such executive officers, especially in light of an increasingly competitive marketplace.

SUMMARY COMPENSATION TABLE

      The following table indicates the annual compensation for the Chairman, President and Chief Executive Officer, and the four other most highly compensated executive officers of the Company. This information is for fiscal years ended on September 30, 1997, 1996 and 1995. No executive officer serves pursuant to an employment agreement.

                                                                LONG-TERM
NAME AND PRINCIPAL                             OTHER ANNUAL   INCENTIVE PLAN
POSITION                 YEAR    SALARY($)   COMPENSATION($)     PAYOUTS($)
                                    (1)            (2)             (3)
-------------------      -----   ---------   ---------------  --------------
Robert B. Catell          1997     468,000       495,690           358,096
Chairman, President and   1996     470,811       248,040           376,169
Chief Executive Officer   1995     434,026       152,973                 0

Craig G. Matthews         1997     338,333       297,815           261,703
Executive Vice President  1996     322,478       138,000           275,273
Utility Division          1995     283,859        86,749                 0

Helmut W. Peter           1997     291,625       205,910                 0
Vice Chairman             1996     324,103       111,680                 0
(Retired 8/97)            1995     283,859        90,939                 0

Vincent D. Enright        1997     208,792       109,798                 0
Senior Vice President,    1996     206,436        40,704                 0
Chief Financial Officer   1995     180,193        49,817                 0
& Chief Accounting Officer

David L. Phillips         1997     154,500       128,132                 0
Senior Vice President,     (*)
Strategic Planning &
Corporate Development


(1)   In addition, stock options have been awarded as indicated in the accompanying Options Table.
(2)   Represents amounts awarded for each fiscal year under the
      Company's Annual Incentive Compensation Plans.
(3)   Represents Long-Term Incentive Compensation paid by
      subsidiaries of KeySpan of $218,096 for Mr. Catell and
      $163,703 for Mr. Matthews.   Also includes cash payments
      related to a buyout of non-qualified stock options issued
      under The Houston Exploration Company  1994 Long-Term
      Incentive Plan.  Additional awards of  $459,000 related to these  Long-Term Incentive Plans were also made to other
      officers who are not shown in this table.

(*)   Mr. Phillips was hired 1/1/97.

                                 68

NON QUALIFIED STOCK OPTIONS

      The following table provides information regarding awards made under the Long-Term Performance Incentive Compensation Plan during the fiscal year ended September 30, 1997 to the Chairman, President and Chief Executive Officer and the four other most highly compensated executive officers of the Company and all current executive officers as a group.

                     OPTIONS TABLE
                           % of
                          Total #             Grant
                         of Shares            Date     Total      Value of
              Securities  Granted   Options   Present  Number  In-the-Money
              Underlying    to      Exercise  Value      of     Options at
               Options    Employees   Price     of   Unexercised    FYE
               Granted     in FY    ($/share) Options  Options (Unexercised)
                                     (1)(2)     (3)      (4)         (5)
              ----------   -------  -------  --------  --------   ---------
R.B. Catell      100,000     0.28    30.50   $427,000   155,000    $638,125
C.G. Matthews     60,000     0.17    30.50    256,200    92,000     376,500
H.W. Peter (*)    24,000     0.07    30.50    102,480    56,000     273,000
V.D. Enright      26,000     0.07    30.50    111,020    42,000     176,750
D.L. Phillips     20,000     0.06    29.50     85,400    20,000      77,500
Executive
 Officers as
 a Group         273,000     0.75    30.43  1,165,710   427,600   1,789,560
(*) Retired 8/1/97

(1)   Fair Market Value of KeySpan common stock on November 20,
      1996, the  date of grant.
(2) Options vest ratably over a three-year period from the grant date. The expiration date of the options is November
      19, 2006.
(3) Options have been valued using the Black-Scholes option pricing model adapted to reflect the specific provisions of the Company's Long-Term Performance Incentive Compensation
      Plan and related assumptions regarding exercisability. The values shown are theoretical and do not necessarily reflect the actual values which may be realized upon the future exercise of the options. Any actual value will result to the extent that the market value of the common shares at a future date exceeds the exercise price. Assumptions for modeling are based on the dividend yield, risk-free rate of return, standard deviation of prices over a relevant period as of the grant date and the expected lives of the options.
(4) Represents options granted in fiscal years 1997 and 1996. No options have been exercised.
(5) Represents the difference between the fiscal year-end price of $33 3/8 and the exercise price for grants awarded in fiscal years 1997 and 1996.

                                 69

      As of December 11, 1997, the number of outstanding shares of KeySpan common stock was 50,966,673. The closing price of a share of the Company's common stock on the New York Stock Exchange on December 11, 1997 was $33.875. The number of shares of KeySpan common stock reserved for issuance under the Long-Term Performance Incentive Compensation Plan is 1,500,000 in the aggregate; however, no more than 750,000 shares of KeySpan common stock will be available for issuance pursuant to the exercise of Incentive Stock Options. The maximum number of shares of KeySpan common stock that may be granted to any participant pursuant to any single award is 125,000.


PERFORMANCE GRAPH

      As shown in the table below, for a period beginning September 30, 1992 through September 30, 1997, a comparison is made of cumulative total shareholder returns for the Company's common stock, the Standard & Poor's Utilities Index and the Standard &
Poor's 500 Index.

                  1992     1993     1994    1995    1996    1997
                  ----     ----     ----    ----    ----    ----
KeySpan           $100     $121     $123    $129    $154    $195
S&P Utilities     $100     $124     $108    $138    $148    $169
S&P 500           $100     $113     $117    $152    $183    $257


      Assumes $100 invested on September 30, 1992 in shares of KeySpan common stock, the S&P Utilities Index and the S&P 500
Index, and that all dividends were reinvested.

                                70

COMPENSATION UNDER RETIREMENT PLANS

      The Company's Employee Retirement Plan provides retirement benefits based upon the individual participant's years of service and final average annual compensation. Final average annual compensation is the average annual compensation for the highest five consecutive years of earnings during the last ten years of credited service. The following table sets forth the estimated annual retirement benefits (exclusive of Social Security payments) payable to participants in the specified compensation and years-of-service categories, assuming continued active service until normal retirement age and that the Retirement Plan is in effect at such time.

                                 YEARS OF SERVICE

Remuneration(1)        20        25         30       35        40       45
---------------

$  300,000....... $ 90,000   $112,500   $135,000  $157,500  $180,000  $202,500
$  400,000....... $120,000   $150,000   $180,000  $210,000  $240,000  $270,000
$  500,000....... $150,000   $187,500   $225,000  $262,500  $300,000  $337,500
$  600,000....... $180,000   $225,000   $270,000  $315,000  $360,000  $405,000
$  700,000....... $210,000   $262,500   $315,000  $367,500  $420,000  $472,500
$  800,000....... $240,000   $300,000   $360,000  $420,000  $480,000  $540,000
$  900,000....... $270,000   $337,000   $405,000  $472,500  $540,000  $607,500
$1,000,000....... $300,000   $375,000   $450,000  $525,000  $600,000  $675,000
$1,100,000....... $330,000   $412,500   $495,000  $577,500  $660,000  $742,500
$1,200,000....... $360,000   $450,000   $540,000  $630,000  $720,000  $810,000

(1) Calculated as the average of the highest five consecutive years of earnings during the last ten years of credited service.

      The number of years of credited service for each of the Chairman, President and Chief Executive Officer and the four other highest paid executive officers based on continued service to normal retirement age will be for R.B. Catell (44 years), C.G. Matthews (42 years), H.W. Peter (25 years), D.L. Phillips, (24 years), and V.D. Enright (43 years).

      The Internal Revenue Code of 1986, as amended, limits the annual compensation taken into consideration for and the maximum annual retirement benefits payable to a participant under the Employees' Retirement Plan. For fiscal 1997, these limits were $160,000 and $125,000, respectively. Annual retirement benefits attributable to amounts in excess of these limits are provided under the Supplemental Retirement Plan of KeySpan and not under the Employees' Retirement Plan.

EXECUTIVE COMPENSATION--1998

      On November 21, 1997, the Board of Directors, acting on the recommendation of the Organization and Nominating Committee, approved base salary and incentive compensation plan recommendations for 1998 to further align total compensation of officers with corporate performance measures. The Board elected not to increase the salary of the Chief Executive Officer in contemplation of the combination with LILCO, and approved market based salary adjustments of lump sum increases for most other officers, as KeySpan continues to place less emphasis on base pay. In addition, Nonqualified Stock Options covering 426,000 shares were granted to officers to further align compensation to the interest of the shareholders.


SENIOR EXECUTIVE CHANGE OF CONTROL SEVERANCE PLAN

      Under Senior Executive Change of Control Severance Plan (the "Severance Plan"), participants are entitled to receive certain severance benefits if their employment is terminated under certain circumstances within three years after a transaction that meets the definition of "change of control" under the terms of the Severance Plan. A termination by the employer without "cause" (as defined in the Severance Plan) or by the participants for "good reason" (as defined in the Severance Plan, and including a significant diminution of responsibilities, an assignment to inappropriate duties, a material reduction in compensation or benefits, or a transfer of more than 50 miles), within the later of (i) the end of 15 months after the "change of control" or (ii) 90 days after the "good reason" event occurs, will result in the payment of benefits under the Severance Plan.

      A participant who becomes entitled to severance benefits will receive the following: a lump sum cash payment of salary, previously deferred compensation and accrued vacation pay through the date of termination to the extent not already paid, a pro rata bonus for the year of termination, and the participant's base salary and bonus for the Severance Period (as defined below); continued employee welfare benefits for the Severance Period; a lump sum payment equal to the actuarial value of the additional benefits under Brooklyn Union's qualified and supplemental retirement plans the participant would have received had he remained employed for the Severance Period; and outplacement services at a cost not more than $30,000. In addition, the participant will receive an additional payment, if necessary, to make such participant whole for any excise tax on excess parachute payments imposed on the participant. The "Severance Period" is a period of either two or three years (as designated by the Organization and Nominating Committee) or, if less, the period remaining until the participant reaches mandatory retirement age. For the purposes of eligibility for retirement, medical, dental and life insurance, the participant will be deemed to remain employed for the entire Severance Period.

      The designated participants in the Severance Plan are Robert
B. Catell, Craig G. Matthews, Helmut W. Peter, Vincent D. Enright, and 7 Senior Vice Presidents of Brooklyn Union (each with three-year Severance Periods) and 12 Vice Presidents of Brooklyn Union (each with two-year Severance Periods). If the Combination occurred on January 1, 1998, and all participants in the plan were terminated immediately thereafter, it is estimated that the aggregate after-tax cost of the severance benefits under the Severance Plan would be approximately $19,833,000.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

SECURITY OWNERSHIP OF DIRECTORS AND CERTAIN EXECUTIVE OFFICERS

      The following table sets forth information as of September 30, 1997, with respect to the number of shares of common stock beneficially owned and/or Common Stock Equivalents owned by the directors and certain executive officers of the Company.

                       TOTAL OF
                     COMMON STOCK
                     BENEFICIALLY    COMMON STOCK
                        OWNED &      BENEFICIALLY    COMMON STOCK
                     EQUIVALENTS        OWNED        EQUIVALENTS
                                                          (1)
                    -------------    ------------    -----------
R.B. Catell                26,518          18,905         7,613
K.I. Chenault               4,614           1,568         3,046
A.H. Fishman                6,986           2,762         4,224
C.G. Matthews              16,303          11,930         4,373
E.D. Miller                 7,874           6,342         1,532
H.W. Peter (*)             15,017          10,630         4,387
J.Q. Riordan                8,586           1,500         7,086
D.L. Phillips                 144             144             0
V.D. Enright                6,666           4,633         2,033
All Directors
 and Executive
 Officers as a
 group, including
 those named above        116,796          78,996        37,800


(1)Certain of the Directors have elected to have deferred
   Directors' fees invested in  Common Stock Equivalents.

* Retired 8/1/97

Item 13.  Certain Relationships and Related Transactions

      There are no transactions, or series of similar transactions, or contemplated transactions which have occurred since the beginning of the last fiscal year of the Company which exceed
$60,000 and involve any director or executive officer of the Company.

      No executive officer or director of the Company was indebted to the Company or its subsidiaries at any time since the beginning of the last fiscal year of the Company in an amount in excess of $60,000.

Part   IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)   1.  All Financial Statements
                                                          Page in
                                                         Form  10-K
                                                         ----------
Report of Independent Public Accountants                      31

Summary of Significant Accounting Policies and
  Basis of Financial Statement Presentation                   32

Consolidated Statement of Income for the Years
  Ended September 30, 1997, 1996 and 1995                     36

Consolidated Statement of Retained Earnings for
  the Years Ended September 30, 1997, 1996
   and 1995                                                   36

Consolidated Balance Sheet at September 30, 1997
  and 1996                                                    37

Consolidated Statement of Capitalization at
  September 30, 1997 and 1996                                 38

Consolidated Statement of Cash Flows for the
  Years Ended September 30, 1997, 1996 and 1995               39

Notes to Consolidated Financial Statements                    40

Consolidated Schedule of Valuation and Qualifying Accounts
  for the Years Ended September 30, 1997, 1996 and 1995       82

(a)   2.  Financial Statement Schedules

      The unaudited pro forma combined condensed financial information for KeySpan Energy Corporation and Long Island Lighting

Company at September 30, 1997 and for the twelve months ended September 30, 1997 contained in the Company's Report on Form 8-K, dated December 19, 1997, and LILCO's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, are filed herewith as exhibits under Exhibit 99, and are incorporated herein and in this Form 10-K by reference.

      The following additional data should be read in conjunction with the financial statements included in Part II, Item 8.
Schedules not included herein have been omitted because they are not applicable or the required information is shown in such financial statements or notes thereto.

(a)  3.   Exhibits

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

Amended and Restated Agreement and Plan of Exchange and Merger, dated as of June 26, 1997, by and between The Brooklyn Union Gas Company and Long Island Lighting Company, incorporated by reference from Annex A of Form S-4 Registration Statement No. 333-30407.

Amended and Restated LILCO Stock Option Agreement, dated as of
      June 26, 1997, by and between The Brooklyn Union Gas Company and Long Island Lighting Company, incorporated by reference from Annex B of Form S-4 Registration Statement No. 33-30407.

Amended and Restated Brooklyn Union Stock Option Agreement, dated as of June 26, 1997, by and between The Brooklyn Union Gas Company and Long Island Lighting Company, incorporated by reference from Annex C of From S-4 Registration Statement No. 333-30407.

Agreement and Plan of Merger, dated as of June 26, 1997, by and among BL Holding Corp., Long Island Lighting Company, Long
      Island Power Authority and LIPA Acquisition Corp., incorporated by reference from Annex D of Form S-4
      Registration Statement No. 333-30407.

(3)  Articles of  Incorporation and By-laws

Restated Certificate of Incorporation and By-laws of the Company, incorporated by reference from Annex L of Form S-4 Registration Statement No. 333-30407, as amended to indicate that the annual meeting of shareholders of the Company shall be held at such date and time, on or prior to the end of the fiscal year, as may be designated by the Board of Directors for the election of Directors or for any other proper business which may be transacted at an annual meeting.

(4) Instruments defining the rights of security holders, including indentures:

Official Statement, dated February 23, 1989, respective of
    $90,000,000 of the New York State Research and Development
    Authority Adjustable Rate Gas Facilities Revenue Bonds Series
    1989A and Series 1989B, incorporated by reference from Form S-8 Registration Statement No. 33-29898.

Participation Agreement, dated as of February 1, 1989, between the New York State Energy Research and Development Authority and The Brooklyn Union Gas Company relating to the Adjustable Rate Gas Facilities Revenue Bonds Series 1989A, incorporated by reference from Form 10-K for the year ended September 30, 1989.

Participation Agreement, dated as of February 1, 1989, between the New York State Energy Research and Development Authority and The Brooklyn Union Gas Company relating to the Adjustable Rate Gas Facilities Revenue Bonds Series 1989B, incorporated by reference from Form 10-K for the year ended September 30, 1989.

Indenture of Trust, dated February 1, 1989, between the
    New York State Energy Research and Development Authority and Manufacturers Hanover Trust Company, as Trustee, relating to the Adjustable Rate Gas Facilities Revenue Bonds Series 1989A, incorporated by reference from Form 10-K for the year ended September 30, 1989.

Indenture of Trust, dated February 1, 1989, between the
    New York State Energy Research and Development Authority and Manufacturers Hanover Trust Company, as Trustee, relating to the Adjustable Rate Gas Facilities Revenue Bonds Series 1989B, incorporated by reference from Form 10-K for the year ended September 30, 1989.

Official Statement, dated July 24, 1991, respective of
    $50,000,000 of the New York State Research and Development Authority Gas Facilities Revenue Bonds Series 1991A and $50,000,000 of the New York State Research and Development Authority Gas Facilities Revenue Bonds Series 1991B, incorporated by reference from Form 10-K for the year ended September 30, 1991.

Participation Agreement, dated as of July 1, 1991,between the New
   York State Energy Research and Development Authority and The Brooklyn Union Gas Company relating to the Gas Facilities Revenue Bonds Series 1991A and 1991B, incorporated by reference from Form 10-K for the year ended September 30, 1991.

Indenture of Trust, dated as of July 1, 1991, between the New York State Energy Research and Development Authority and Manufacturers Hanover Trust Company, as Trustee, relating to the Gas Facilities Revenue Bonds Series 1991A and 1991B, incorporated by reference from Form 10-K for the year ended September 30, 1991.

Official Statement, dated July 23, 1992, respective of
   $37,500,000 of the New York State Energy Research and
   Development Authority Gas Facilities Revenue Bonds Series 1993A and $37,500,000 of the New York State Energy Research and
   Development Authority Gas Facilities Revenue Bonds Series 1993B, incorporated by reference from Form 10-K for the year ended
   September 30, 1992.

Participation Agreement, dated as of July 1, 1992, between the New
   York State Energy Research and Development Authority and The Brooklyn Union Gas Company relating to the Gas Facilities Revenue Bonds Series 1993A and 1993B, incorporated by reference from Form 10-K for the year ended September 30, 1992.

Indenture of Trust, dated as of July 1, 1992, between the New York
   State Energy Research and Development Authority and Chemical Bank, as Trustee, relating to the Gas Facilities Revenue Bonds Form Series 1993A and 1993B, incorporated by reference from Form 10-K for the year ended September 30, 1992.

Official Statement, dated April 29, 1992, respective of
   $90,000,000 of the New York State Energy Research and
   Development Authority, 6.75% Gas Facilities Revenue Bonds, replacing $45,000,000 Series 1989A and $45,000,000 Series 1989B,
   incorporated by reference from Form 10-K for the year ended
   September 30, 1992.

First Supplemental Participation Agreement dated as of May 1, 1992 to Participation Agreement dated February 1, 1989 between the New York State Energy Research and Development Authority and The Brooklyn Union Gas Company relating to Adjustable Rate Gas Facilities Revenue Bonds, Series 1989A & B, incorporated by reference from Form 10-K for the year ended September 30, 1992.

First Supplemental Trust Indenture dated as of May 1, 1992 to Trust
   Indenture dated February 1, 1989 between the New York State Energy Research and Development Authority and Manufacturers Hanover Trust Company, as Trustee, relating to Adjustable Rate Gas Facilities Revenue Bonds, Series 1989A & B, incorporated by reference from Form 10-K for the year ended September 30, 1992.

Official Statement, dated July 15, 1993, respective of
   $25,000,000 of the New York State Energy Research and Development Authority Gas Facilities Revenue Bonds Series D-1 and $25,000,000 of the New York State Energy Research and Development Authority Gas Facilities Revenue Bonds Series D-2, incorporated by reference from Form S-8 Registration Statement No. 33-66182.

Participation Agreement, dated July 15, 1993, between the New York
   State Energy Research and Development Authority and The Brooklyn Union Gas Company relating to the Gas Facilities Revenue Bonds Series D-1 1993 and Series D-2 1993, incorporated by reference from Form S-8 Registration Statement No. 33-66182.

Indenture of Trust, dated July 15, 1993, between The New York State
   Energy Research and Development Authority and Chemical Bank as Trustee, relating to the Gas Facilities Revenue Bonds Series D-1 1993 and Series D-2 1993, incorporated by reference from Form S-8 Registration Statement No. 33-60182.

Official Statement, dated July 8, 1993, respective of $55,000,000 of the New York State Energy Research and Development Authority Gas Facilities Revenue Bonds Series C, incorporated by reference from Form 10-K for the year ended September 30, 1993.

First Supplemental Participation Agreement dated as of July 1, 1993 to Participation Agreement dated as of June 1, 1990, between the New York State Energy Research and Development Authority and The Brooklyn Union Gas Company relating to Gas Facilities Revenue Bonds Series C, incorporated by reference from Form 10-K for the year ended September 30, 1993.

First Supplemental Trust Indenture dated as of July 1, 1993 to
   Trust Indenture dated as of June 1, 1990 between the New
   York State Energy Research and Development Authority and
   Chemical Bank, as Trustee, relating to Gas Facilities Revenue
   Bonds Series C, incorporated by reference from Form 10-K for the year ended September 30, 1993.

Official Statement, dated January 15, 1996, respective of
   $153,500,000 of the New York State Energy Research and
   Development Authority, 5 1/2% Gas Facilities Revenue Bonds
   Series 1996, replacing $98,500,000 Series 1985A and $55,000,000
   Series 1985, incorporated by reference from Form 10-K for the year ended September 30, 1996.

Participation Agreement, dated January 1, 1996, between the New
   York Energy Research and Development Authority and The Brooklyn Union Gas Company relating to the Gas Facilities Revenue Bonds Series 1996, incorporated by reference from Form 10-K for the year ended September 30, 1996.

Indenture of Trust, dated January 1, 1996, between The New York
   State Energy Research and Development Authority and Chemical
   Bank, as Trustee, relating to the Gas Facilities Revenue
   Bonds Series 1996, incorporated by reference from Form 10-K for the year ended September 30, 1996.

Official Statement, dated January 10, 1997, respective of
   $125,000,000 of New York State Energy Research and Development

   Authority, Gas Facilities Revenue Bonds 1997 Series A.

Participation Agreement, dated as of January 1, 1997, between the New York State Energy Research and Development Authority and
   The Brooklyn Union Gas Company relating to the Gas Facilities
   Revenue Bonds 1997 Series A.

Indenture of Trust, dated January 1, 1997, between the New York
   State Energy Research and Development Authority and Chase
   Manhattan Bank, as Trustee, relating to the Gas Facilities
   Revenue Bonds 1997 Series A.


(10)  Material contracts

Deferred Compensation Plan Preamble, dated, December 17, 1986, incorporated by reference from Form 10-K for the year ended
   September 30, 1987.

Corporate Incentive Compensation Plan Description, incorporated by reference from Form 10-K for the year ended
   September 30, 1989.

Marketing Incentive Compensation Plan Description, incorporated by reference from Form 10-K for the year ended
   September 30, 1989.

Deferral Plan for Incentive Awards Description, incorporated by reference from Form 10-K for the year ended September 30, 1989.

Agreement of Lease between Forest City Jay Street Associates and
   The Brooklyn Union Gas Company dated September 15, 1988, incorporated by reference from Form 10-K for the year ended
   September 30, 1990.

Long-Term Performance Incentive Compensation Plan, dated November
   15, 1995 incorporated by reference from Form 10-K/A for the year ended September 30, 1996.


(11) Statement re:  Computation of per share earnings.  See Part
      II, Item 8., "Financial Statements and Supplementary Data-
      Consolidated Statement of Income for the Years Ended
      September 30, 1997, 1996 and 1995," for information required by this item.

(12) Statement re: Computation of consolidated ratio of earnings to fixed charges

(21) Subsidiaries of the registrant

(23) Consents of experts

(27) Financial data schedule

(99) Additional Exhibits

      Report on Form 8-K, dated December 19, 1997, incorporated by reference, see (b) below.

(b)   Reports on Form 8-K:

      On December 19, 1997, the Company filed a report on Form 8-K providing disclosure applicable to the unaudited pro forma combined condensed financial information for the Company and Long Island Lighting Company at September 30, 1997 and for the twelve months ended September 30, 1997. The unaudited pro forma combined condensed financial information reflects the condensed consolidated financial information of the Company and Long Island Lighting Company contained in their Reports on Form 10-K for the fiscal year ended September 30, 1997 and Form 10-Q for the quarter ended September 30, 1997, respectively.

      On September 29, 1997, the Company filed a report on Form 8-K providing the disclosure applicable to the effectiveness of KeySpan Energy Corporation becoming the parent holding company in connection with the restructuring of Brooklyn Union.

      On September 19, 1997, Brooklyn Union filed a report on Form 8-K providing disclosure applicable to the unaudited pro forma combined condensed financial information for Brooklyn Union and Long Island Lighting Company at June 30, 1997 and for the twelve months ended June 30, 1997. The unaudited pro forma combined condensed financial information reflects the condensed consolidated financial information of Brooklyn Union and Long Island Lighting Company contained in their respective Quarterly Reports on Form 10-Q.

      On September 19, 1997, Brooklyn Union filed a report on Form 8-K providing the disclosure relating to the redemption of all outstanding shares of its 4.60% Cumulative Preferred Stock and the definitive agreement to sell Gas Energy Inc. and Gas Energy
Cogeneration Inc.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the registrant, and in the capacities indicated on December 19, 1997.

                          KEYSPAN ENERGY CORPORATION


        Signature                           Title

   s/Robert B. Catell                Chairman, President and Chief
---------------------------            Executive Officer and
    (Robert B. Catell)                 Director

   s/Craig G. Matthews               Executive Vice President -
---------------------------            Utility Division and
    (Craig G. Matthews)                Director

   s/Vincent D. Enright              Senior Vice President,
---------------------------            Chief Financial Officer
    (Vincent D. Enright)               and Chief Accounting Officer

   s/Kenneth I. Chenault             Director
---------------------------
    (Kenneth I. Chenault)

   s/Alan H. Fishman                 Director
---------------------------
    (Alan H. Fishman)

   s/Edward D. Miller                Director
---------------------------
    (Edward D. Miller)

   s/Helmut W. Peter                 Director
---------------------------
    (Helmut W. Peter)

   s/James Q. Riordan                Director
---------------------------
    (James Q. Riordan)


                                            KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                       FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
========================================================================================================
                                                  (Thousands of Dollars)


     COLUMN A                        COLUMN B         COLUMN C        COLUMN D          COLUMN E
                                     Balance at       Additions                         Balance at
                                     Beginning       Charged to                           End of
     Description                     of Period         Expense        Deductions          Period
========================================================================================================


Year Ended September 30, 1997
Allowance for Uncollectible Accounts    $15,616          $19,082          $20,370           $14,328
                                     -----------  ---------------  ---------------   ---------------

Reserve for Injuries and Damages
Public Liability                         $8,276           $8,139           $3,415           $13,000
Workers' Compensation                       847              600              162             1,285
                                   -------------  ---------------  ---------------   ---------------
                                         $9,123           $8,739           $3,577           $14,285
                                   =============  ===============  ===============   ===============


Year Ended September 30, 1996
Allowance for Uncollectible Accounts    $13,730          $20,676          $18,790           $15,616
                                   -------------  ---------------  ---------------   ---------------

Reserve for Injuries and Damages
Public Liability                         $5,900           $5,788           $3,412            $8,276
Workers' Compensation                     1,590              450            1,193               847
                                   -------------  ---------------  ---------------   ---------------
                                         $7,490           $6,238           $4,605            $9,123
                                   =============  ===============  ===============   ===============



Year Ended September 30, 1995
Allowance for Uncollectible Accounts    $14,963          $17,494          $18,727           $13,730
                                   -------------  ---------------  ---------------   ---------------

Reserve for Injuries and Damages
Public Liability                         $5,350           $4,368           $3,818            $5,900
Workers' Compensation                     1,425              500              335             1,590
                                   -------------  ---------------  ---------------   ---------------
                                         $6,775           $4,868           $4,153            $7,490
                                   =============  ===============  ===============   ===============


========================================================================================================

                                                    82