Form 10-Q
period 1997-12-31
KEYSPAN ENERGY CORP /NY/
filed 1998-02-13
CIK 1022916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1997

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number          1-14508

                     KEYSPAN ENERGY CORPORATION
     (Exact name of Registrant as specified in its charter)

             New York                              11-3344628
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification
                                                 No.)

One MetroTech Center, Brooklyn, New York           11201-3851
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including
 area code                                        (718) 403-1000


                              NONE
(Former name, former address and former fiscal year, if changed since last report)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock          Outstanding at February 13, 1998
     $.33 1/3 par value                     51,157,142

            KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES

                              INDEX

Part I.   Financial Information                        Page No.

          Condensed Consolidated Balance Sheet -
          December 31, 1997 and 1996, and September 30,
          1997                                              3

          Condensed Consolidated Statement of Income -
          Three and Twelve Months Ended December 31,
          1997 and 1996                                     4

          Condensed Consolidated Statement of Cash Flows -
          Three and Twelve Months Ended December 31,
          1997 and 1996                                     5

          Notes to Condensed Consolidated Financial
          Statements                                        6

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition            12

          Review of Independent Public Accountants         21

          Report of Independent Public Accountants         22

Part II.  Other Information

          Item 1 - Legal Proceedings                       23

          Item 5 - Other Information                       23

          Item 6 - Exhibits and Reports on Form 8-K        24


Signature                                                  25

KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

===================================================================================================================================
                                                           December  31,              December  31,              September 30,
                                                                1997                       1996                       1997
                                                            (UNAUDITED)                (UNAUDITED)                 (AUDITED)
===================================================================================================================================
                                                                                  (Thousands of Dollars)
Assets

Property
  Utility, at cost                                       $     1,855,724            $     1,786,688            $     1,848,817
  Accumulated depreciation                                      (461,564)                  (428,445)                  (458,089)
  Gas exploration and production, at cost                        683,975                    538,551                    636,312
  Accumulated depletion                                         (237,147)                  (176,814)                  (216,423)
-----------------------------------------------------------------------------------------------------------------------------------
                                                               1,840,988                  1,719,980                  1,810,617
-----------------------------------------------------------------------------------------------------------------------------------
Equity Investments in Energy Services                             98,626                    113,183                    166,833
-----------------------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and temporary cash investments                             39,803                     44,485                     36,912
  Accounts receivable                                            335,457                    334,106                    174,321
  Allowance for uncollectible accounts                           (16,804)                   (16,781)                   (14,444)
  Gas in storage, at average cost                                 87,350                     81,658                     94,695
  Materials and supplies, at average cost                         11,761                     12,691                     11,436
  Prepaid gas costs                                                8,474                     10,881                     11,309
  Other                                                           57,645                     39,754                     33,886
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 523,686                    506,794                    348,115
-----------------------------------------------------------------------------------------------------------------------------------
Deferred Charges                                                 154,261                    120,230                    171,625
-----------------------------------------------------------------------------------------------------------------------------------
                                                         $     2,617,561            $     2,460,187            $     2,497,190
===================================================================================================================================
Capitalization and Liabilities

Capitalization
  Common stock, $.33 1/3 par value , authorized
  210,000,000; outstanding 51,014,498,
  50,033,347 and 50,767,041 shares,
  respectively stated at                                 $       580,558            $       554,907            $       572,457
  Retained earnings                                              433,545                    382,430                    396,586
-----------------------------------------------------------------------------------------------------------------------------------
     Total common equity                                       1,014,103                    937,337                    969,043
  Preferred stock, redeemed                                          -                        6,600                        -
  Long-term debt                                                 760,111                    712,031                    745,091
-----------------------------------------------------------------------------------------------------------------------------------
                                                               1,774,214                  1,655,968                  1,714,134
-----------------------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Accounts payable                                               177,604                    179,857                    142,725
  Dividends payable                                               19,224                     18,924                     18,490
  Commercial paper and Notes payable                              40,300                     28,000                     64,211
  Taxes accrued                                                   37,930                     42,456                      4,602
  Customer deposits                                               23,208                     22,699                     22,829
  Customer budget plan credits                                    30,674                     26,993                     15,956
  Interest accrued and other                                      39,242                     32,547                     50,629
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 368,182                    351,476                    319,442
-----------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Federal income tax                                             291,889                    286,818                    290,458
  Unamortized investment tax credits                              18,754                     19,738                     19,004
  Other                                                           76,070                     65,755                     69,003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 386,713                    372,311                    378,465
-----------------------------------------------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Company                           88,452                     80,432                     85,149
-----------------------------------------------------------------------------------------------------------------------------------
                                                         $     2,617,561            $     2,460,187            $     2,497,190
===================================================================================================================================
See accompanying notes to condensed consolidated financial statements.

KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
          (Unaudited)

================================================================================================================
                                                        Three Months                      Twelve Months
                                                      Ended December 31,                Ended December 31,

                                                       1997          1996               1997          1996
================================================================================================================
                                                         (Thousands of Dollars, Except Per Share Data)

Operating Revenues
  Gas sales and transportation                   $     393,347   $   405,482       $  1,301,793   $ 1,362,397
  Other retail services                                 17,936        13,011             55,046        29,717
  Gas production and other                              40,664        28,233            126,636        84,597
----------------------------------------------------------------------------------------------------------------
                                                       451,947       446,726          1,483,475     1,476,711
Operating Expenses
   Cost of gas                                         183,221       197,536            579,870       647,287
   Operation and maintenance                           104,295       101,877            421,350       421,399
   Depreciation and depletion                           33,787        24,982            119,768        92,601
   General taxes                                        42,409        41,439            154,448       145,912
   Federal income tax                                   27,348        23,434             58,600        41,104
----------------------------------------------------------------------------------------------------------------
Operating Income                                        60,887        57,458            149,439       128,408

Other Income (Expense)
   Income from equity investments                        2,808         2,290             16,695        12,196
   Gain on sale of investments and subsidiary stock     11,417           -               25,172        51,597
   Other, net                                              138          (777)            (1,407)        1,440
   Federal income tax                                   (4,093)         (883)           (10,881)      (20,155)
   Minority interest in earnings of subsidiary          (2,964)       (1,583)            (8,010)       (1,583)
----------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                          68,193        56,505            171,008       171,903
Interest Charges
       Long-term debt                                    9,484        10,545             37,455        43,928
       Other                                             2,162         1,159              7,074         4,972
----------------------------------------------------------------------------------------------------------------
Net Income                                              56,547        44,801            126,479       123,003
Dividends on Preferred Stock                               -              79                213           320
----------------------------------------------------------------------------------------------------------------
Income Applicable to
   Common Stock                                 $       56,547   $    44,722       $    126,266   $   122,683
================================================================================================================
Basic and Diluted Per Share of Common Stock     $         1.11   $      0.90       $       2.50   $      2.47
----------------------------------------------------------------------------------------------------------------
Dividends Declared per Share
   of Common Stock                              $        0.375   $     0.365       $      1.470   $     1.430
----------------------------------------------------------------------------------------------------------------
Average Common Shares
   Outstanding                                      50,892,078    49,941,590         50,461,414    49,614,109
================================================================================================================
See accompanying notes to condensed consolidated financial statements.

KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           (Unaudited)
====================================================================================================================================
                                                                            Three Months                        Twelve Months
                                                                          Ended December 31,                  Ended December 31,
                                                                         1997             1996               1997           1996
====================================================================================================================================

                                                                                          (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                       $      56,547     $      44,801     $     126,479   $     123,003
 Adjustments to reconcile net income
      to net cash provided by operating activities:
   Depreciation and depletion                                            34,857            25,911           123,211          90,117
   Deferred Federal income tax                                            5,361             4,558             9,543          29,019
   Gain on sale of investments                                          (11,417)              -             (27,469)        (16,160)
   Gain on sale of subsidiary stock                                         -                 -                 -           (35,437)
   Income from energy services investments                               (2,808)           (2,290)          (16,695)        (13,196)
   Dividends from energy services investments                             4,891               910            16,867           9,633
   Change in balance sheet accounts:
       Accounts receivable, net                                        (163,780)         (152,988)          (10,399)          4,268
       Accounts payable                                                  30,716            28,188            (7,025)         43,738
       Gas inventory and prepayments                                     10,180            11,219            (3,285)        (19,912)
       Other                                                             36,733            73,513            22,419          25,821
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                     1,280            33,822           233,646         240,894
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock                                                  7,751             5,061            25,308          25,328
    Proceeds from initial public offering of subsidiary stock               -                 -                 -           101,041
    Commercial paper and revolving lines of credit, net                 (23,911)           28,000            12,300           5,000
    Increase in long-term debt                                           16,000               -             188,000         153,500
    Repayment of long-term tax-exempt debt and preferred stock           (1,000)              -            (146,600)       (163,523)
    Dividends paid                                                      (19,130)          (18,343)          (74,557)        (71,819)
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                         (20,290)           14,718             4,451          49,527
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FOR INVESTING ACTIVITIES
    Capital expenditures (excluding allowance
      for equity funds used during construction)                        (72,272)          (49,074)         (309,626)       (311,266)
    Proceeds from sale of investments                                   101,882               -             125,156          26,938
    Partnership (investment) distribution                                   -                 -             (30,000)            -
    Other                                                                (7,709)            3,098           (28,309)         30,810
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                          21,901           (45,976)         (242,779)       (253,518)
------------------------------------------------------------------------------------------------------------------------------------
Change in Cash and Temporary Cash Investments                             2,891             2,564            (4,682)         36,903
Cash and Temporary Cash Investments at Beginning of Period               36,912            41,921            44,485           7,582
Cash and Temporary Cash Investments at End of Period              $      39,803     $      44,485     $      39,803   $      44,485
------------------------------------------------------------------------------------------------------------------------------------

Temporary cash investments are short-term marketable securities purchased with maturities of three months or less that are carried at cost which approximates their fair value.


Supplemental disclosures of cash flows
   Income taxes                                                   $       3,000     $         -       $      51,000   $      37,053
   Interest                                                       $      10,345     $      12,007     $      44,003   $      50,196
====================================================================================================================================

See accompanying notes to condensed consolidated financial statements.

            KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The financial statements presented herein reflect the reorganization of Brooklyn Union and its subsidiaries into a holding company structure under the name KeySpan Energy
     Corporation on September 29, 1997.

     In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1997 and 1996, and the results of operations for the three and 12 month periods ended December 31, 1997 and 1996, and cash flows for the three and 12 month periods ended December 31, 1997 and 1996. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. All other adjustments were of a normal, recurring nature.

     As permitted by the rules and regulations of the Securities and Exchange Commission, the Condensed Consolidated Financial Statements do not include all of the accounting information normally included with financial statements prepared in accordance with generally accepted accounting principles. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

     This document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.

     The gas distribution business is influenced by seasonal weather conditions. Annual revenues are substantially realized during the heating season (November 1 to April 30) as a result of the large proportion of heating sales, primarily residential, compared with total sales. Accordingly, results of operations historically are most favorable in the second quarter (three months ended March 31) of the Company's fiscal year, with results of operations being next most favorable in the first quarter. Results for the third quarter are marginally unprofitable, and losses are usually incurred in the fourth quarter. Therefore, the interim Condensed Consolidated Statement of Income should not be taken as a prediction for any future period.

     The utility tariff contains a weather normalization adjustment that largely offsets shortfalls or excesses of firm net revenues during a heating season due to variations from normal weather.


2.   ENVIRONMENTAL MATTERS

     Historically, Brooklyn Union or predecessor entities owned or operated several former manufactured gas plant (MGP) sites. These sites have been identified for the New York State Department of Environmental Conservation (DEC) for inclusion on appropriate waste site inventories. In certain circum-stances, former MGP sites can give rise to environmental cleanup responsibilities for Brooklyn Union.

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

     With respect to another former MGP site also located on Brooklyn Union property, the Clifton site in Staten Island, Brooklyn Union has recently completed certain investigations. Based upon this data and discussions with the DEC, Brooklyn Union expects to conduct a comprehensive investigation pursuant to an ACO to be executed with DEC.

     Based upon the current estimated range of the costs of compliance with the Coney Island ACO, and the estimated costs of investigation of three other sites, the minimum cost of MGP-related environmental cleanup will be approximately $34 million, the majority of which will be expended for the Coney Island plant site. This amount includes approximately $7.7 million of costs expended as of December 31, 1997. The actual MGP-related costs for the Coney Island site may be substantially higher depending upon remediation experience, end use of the site and environmental conditions not addressed in the ACO. Further, additional accruals may be required for remediation upon completion of current investigative plans.
     As of December 31, 1997, the Company had an unpaid liability of $26.3 million representing costs associated with investigation and remediation at former manufactured gas plant sites.

     The utility rate plan that became effective on October 1, 1996, provides, among other things, that if the total cost of investigation and remediation varies from the amount originally accrued, Brooklyn Union will retain or absorb 10% of the variation. In addition, Brooklyn Union may seek recovery of any new liability that exceeds three percent of pretax utility income.

     Periodic discussions with insurance carriers and third parties for reimbursement of some portion of remediation and investigation cost continues.

3.   REGULATORY ASSETS

     Brooklyn Union is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". Regulatory assets arise from the allocation of costs and revenues to accounting periods for utility ratemaking purposes differently from bases generally applied by nonregulated companies. Regulatory assets are recognized in accordance with SFAS-71. With the exception of net tax regulatory assets, all other assets and liabilities created by the ratemaking process are immaterial. Accordingly, at December 31, 1997, there was a net tax regulatory asset of $68.7 million compared to a net tax regulatory asset of $75.3 million at December 31, 1996.

     In the event that the provisions of SFAS-71 were no longer applicable, the Company estimates that the write-off of this net tax regulatory asset could result in a charge to net income of approximately $44.7 million which would be classified as an extraordinary item.


4.   COMBINATION WITH LONG ISLAND LIGHTING COMPANY (LILCO
     TRANSACTION)

                 AMENDED AGREEMENT WITH LILCO

     On December 29, 1996, Brooklyn Union and LILCO entered into an Agreement and Plan of Exchange (LILCO Agreement), pursuant to which the companies would become wholly owned subsidiaries of a new holding company (LILCO Transaction). The LILCO Agreement was amended and restated to reflect certain technical changes as of February 7, 1997 and June 26, 1997. Further, as the result of Brooklyn Union's reorganization into holding company form on September 29, 1997, the Company was assigned all of Brooklyn Union's rights in and to, and assumed all of the obligations of Brooklyn Union under the Amended LILCO Agreement.

     The LILCO Transaction was approved by both companies' boards of directors and shareholders of both companies approved the transaction on August 7, 1997. Under the terms of the LILCO Transaction, as the result of a merger of the Company with a newly-formed subsidiary of the new holding company, the

     Company's common shareholders will receive one share of common stock of the new holding company for each common share of the Company that they currently own. Through a share exchange, LILCO common shareholders will receive 0.803 shares (the Ratio) of the new holding company's common stock for each share of LILCO common stock that they currently own. In the event that the transaction with the Long Island Power Authority (LIPA Transaction) is consummated, the Ratio will be
     0.880. See LILCO Agreement with Long Island Power Authority (LIPA Transaction). Based on current facts and circumstances, it is probable that the purchase method of accounting will apply to the LILCO Transaction with LILCO being the acquiring company for accounting purposes.

     The Amended LILCO Agreement contains certain covenants of the parties pending the consummation of the LILCO Transaction.
     Generally, the parties must carry on their businesses in the ordinary course consistent with past practice.

     The Company and LILCO expect to continue their respective current dividend policies until completion of the LILCO
     Transaction. It is anticipated that the new holding company will set an initial annual dividend rate of $1.78 per share on its common stock.

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

     The LILCO Transaction is conditioned upon the receipt of all required regulatory approvals and other conditions. On July 17, 1997, the Federal Energy Regulatory Commission (FERC) approved the LILCO Transaction. By order dated February 5, 1998, the PSC approved the transactions necessary to effect the combination as well as the transfer of certain utility assets to the newly-formed holding company and to shared services organizations being established to provide general corporate administrative services for the business units and affiliates of the holding company. (See Management's Discussion and Analysis of Results of Operations and Financial Condition, "Utility Rate and Regulatory Matters", for further information.)

     Unaudited pro forma combined condensed financial information for KeySpan Energy Corporation and Long Island Lighting
     Company at December 31, 1997 and for the 12 months ended
     December 31, 1997 is contained in the Company's Report on Form 8-K, dated February 13, 1998.

        LILCO AGREEMENT WITH LONG ISLAND POWER AUTHORITY
                       (LIPA Transaction)

     On June 26, 1997, LILCO and LIPA entered into definitive agreements pursuant to which, after the transfer of LILCO's gas distribution assets, non-nuclear electric generation assets and certain other assets and liabilities (Transferred Assets and Liabilities) to one or more newly-formed subsidiaries of the new holding company (Transferee Subsidiaries), LILCO's common and preferred stock will be sold to LIPA for $2.4975 billion in cash. The LIPA Transaction was approved by LILCO's shareholders on August 7, 1997. Upon consummation of the LIPA Transaction, LIPA will own LILCO's electric transmission and distribution system, its 18% interest in the Nine Mile Point 2 Nuclear Power Station, and its electric regulatory assets and liabilities, and will assume or refinance approximately $339 million in preferred stock and approximately $3.6 billion in long term debt. The common and preferred stock transferred to consummate the LIPA Transaction will be cancelled and will not represent an interest in the new holding company or any of its subsidiaries.

     As part of the LIPA Transaction, the definitive agreements contemplate that one or more subsidiaries of the newly-formed holding company will enter into agreements with LIPA, pursuant to which such subsidiaries will provide management and operations services to LIPA with respect to the electric transmission and distribution system, sell power generated by the non-nuclear power plants to LIPA, and manage LIPA's fuel and electric purchases and any off-system electric sales. In addition, three years after the LIPA Transaction is consummated, LIPA will have the right for a one year period to acquire the non-nuclear generating assets. The purchase price for such assets would be the fair market value at the time of the exercise of the right, which value will be determined by independent appraisers.

     On July 16, 1997, the New York State Public Authorities Control Board (PACB) unanimously approved the definitive agreements related to the LIPA Transaction subject to the following conditions: (1) within one year, LIPA must establish a plan for open access to the electric distribution system;
     (2) LIPA may not purchase the generating facilities, as contemplated in the generation purchase right agreement, at a price greater than book value; (3) the holding company formed in connection with the LIPA Transaction (or the LILCO Transaction) must agree to invest, over a ten year period, at least $1.3 billion in energy-related and economic development projects, and natural gas infrastructure projects on Long Island; (4) LIPA will guarantee that, over a ten year period, average electric rates will be reduced by no less than 14% when measured against LILCO's rates today. As part of this guarantee, no less than 2% cost savings to LIPA customers must result from the savings attributable to the LILCO Transaction; and (5) LIPA will not increase average customer rates by more than 2 1/2% over a 12 month period without approval of the Public Service Commission.

     The LIPA Transaction is subject to the approval of the FERC and other regulatory agencies. In July 1997, the Company, LILCO and LIPA filed requests for private letter rulings with the Internal Revenue Service regarding certain federal income tax issues that require favorable rulings in order for the LIPA Transaction to close. On January 20, 1998, LILCO filed an application with the PSC for approval of the transfer of the Transferred Assets and Liabilities from LILCO to the Transferee Subsidiaries. At its session held on February 11, 1998, the FERC approved the LIPA Transaction. The Company is unable to determine when or if all other consents and approvals required to consummate the LIPA Transaction will be obtained.

           KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Operating Results

The following is a summary of items affecting comparative earnings and a discussion of the material changes in revenues and expenses during the following periods:

(1)  Three Months ended December 31, 1997 vs. Three Months ended
     December 31, 1996.

(2) Twelve Months ended December 31, 1997 vs. Twelve Months ended December 31, 1996.


Earnings

Consolidated earnings for the first quarter ended December 31, 1997 were $56.5 million, or $1.11 per share, compared to $44.7 million, or 90 cents per share, for the first quarter of last year.
Earnings in this year's first quarter continued to reflect solid performance from operating subsidiaries and included a gain of $7.4 million, or 14 cents per share, from the sale of our domestic cogeneration investments and related fuel management operations. The sale enabled us to realize value from the investment and to eliminate any potential conflict related to the ownership of these electric-generation facilities following the LILCO Transaction. Utility operations contributed $44.2 million, or 87 cents per share, to consolidated earnings for the first quarter of fiscal 1998, compared to $41.5 million, or 83 cents per share, in last year's first quarter. The increase reflects continued attainment of cost efficiency and revenue growth objectives. The results of the energy-related investment group primarily reflect income from gas production operations of The Houston Exploration Company
(THEC), investment in the Iroquois Pipeline and the gain from the cogeneration sale. This group contributed a total of $14.0 million, or 27 cents per share, to consolidated earnings for the first quarter of fiscal 1998. Excluding the gain from the sale of our cogeneration investment, earnings from the group were $6.6 million, or 13 cents per share, for the first quarter of fiscal 1998 compared to $4.1 million, or eight cents per share, for last year's first quarter. The group's results primarily reflected operating earnings of $5.7 million, or 11 cents per share, from THEC in this year's first quarter compared to $3.0 million, or six cents per share, a year ago. THEC's results reflected increased production and higher prices. The energy-marketing group showed slight losses in the first quarter of both years, reflecting the effect of various costs related to market development. We are applying our project development know-how internationally in pipeline and distribution infrastructure, technology, cogeneration and marketing in select areas overseas. Major projects under various stages of development include gas pipeline and distribution projects in the United Kingdom, and gas cogeneration and distribution projects in Mexico.

Consolidated earnings for the 12 months ended December 31, 1997 were $126.3 million, or $2.50 per share, compared to $122.7 million, or $2.47 per share, for the 12 months ended December 31, 1996. Earnings in the 12 months ended December 31, 1997 included gains of $15.2 million, or 30 cents per share, from sales of various cogeneration investments as well as the sale of residual interests in Canadian assets. Further, earnings in the 12 months ended December 31, 1996 included similar but larger net gains of $25.7 million, or 52 cents per share, from the initial public offering of THEC's common stock and sale of our investment in a Canadian processing plant, net of a reorganization charge, all recorded in September 1996. Otherwise, results for the 12 months ended December 31, 1997 reflected favorable trends in earnings growth from major operating groups.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) during fiscal 1997. The Company adopted SFAS No. 128 beginning October 1, 1997 and there was no difference between basic and diluted earnings per share amounts as computed in accordance with the requirements of SFAS No. 128.

Firm gas and transportation sales for the first quarter of fiscal 1998, which was 4.8% colder than normal, were 43,535 MDTH, compared to 41,703 MDTH, in last year's first quarter, which had normal weather. Total gas throughput, which includes gas sales to interruptible customers primarily within Brooklyn Union's service territory and transportation services primarily to off-system customers, was 57,374 MDTH for the first quarter of fiscal 1998, compared to 55,087 MDTH in last year's first quarter. Total gas throughput, for the 12 months ended December 31, 1997 was 197,496 MDTH, compared to 187,770 MDTH for the corresponding 12-month period a year ago.

Net revenues (operating revenues less cost of gas) increased 1% in the three months ended December 31, 1997 reflecting weather which was colder than normal, compared to the same period last year which had normal weather.

A significant market for off-system gas sales, transportation and other services has developed as a result of deregulation. These sales and services reflect optimal use of available pipeline capacity and our New York Market Hub in balancing on-system requirements to core customers with off-system services to increase total margins. For the 12 months ended December 31, 1997, gas and transportation sales and services to off-system and interruptible customers amounted to 59,294 MDTH compared with 47,768 MDTH for the comparable period in 1996.


Risk Management

The Company's utility and gas exploration and production subsidiaries employ derivative financial instruments, such as natural gas and oil futures, options and swaps, for the purpose of hedging exposure to commodity price risk. The value at risk of the related positions as measured by the maximum adverse price movement in a single day is not material.

The utility tariff applicable to certain large-volume customers permits gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. Brooklyn Union uses standard New York Mercantile Exchange futures contracts to fix profit margins on specified portions of the sales to this market in line with pricing objectives.

With respect to natural gas production operations, THEC generally uses options to establish collars and swaps to hedge the price risk related to known production plans and capabilities. These instruments include a fixed price/volume and are structured as both straight and participating swaps. In all swap instruments, THEC pays the counterparties the amount by which the floating variable price (settlement price) exceeds the fixed price and receives the amount by which the settlement price is below the fixed price.

The Company's subsidiaries are exposed to credit risk in the event of nonperformance by counterparties to derivative contracts, as well as nonperformance by the counterparties of the transactions against which they are hedged. The Company believes that the credit risk related to the futures, options and swap instruments is no greater than that associated with the primary commodity contracts which they hedge, as the instrument contracts are with major investment grade financial institutions, and that elimination of the price risk lowers the Company's overall business risk.


Gas Production Revenues

Gas production and other revenues increased in the current periods as compared with the comparable periods last year, principally due to the acquisition of gas and oil properties by THEC in July and September 1996. Gas production for the quarter ended December 31, 1997 was 15.5 BCFe, or 5.0 BCFe above production in the first quarter last year. For the 12 months ended December 31, 1997, gas production was 51.3 BCFe, compared with 31.9 BCFe in the 12 months ended December 31, 1996. The effective price (average wellhead price received for production including realized gains and losses) was $2.58 per MCF in the first quarter of fiscal 1998 compared with

$2.32 per MCF in the first quarter of 1997. The average wellhead price was $2.76 per MCF in the current quarter compared with $2.68 per MCF in the first quarter of 1997. The effective prices in the 12 months ended December 31, 1997 and 1996 were $2.25 and $2.00 per MCF, respectively.

THEC uses the full cost method of accounting for its investment in natural gas and oil properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved natural gas and oil reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties, such excess costs are charged to operations. If a write-down is required, it would result in a charge to earnings but would not have an impact on cash flows from operating activities. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil and gas prices increase.

As of December 31, 1997, THEC estimates, using prices in effect as of such date, that the ceiling limitation imposed under full cost accounting rules on total capitalized natural gas and oil property costs exceeded actual capitalized costs. Natural gas prices declined substantially in January 1998 from prices in effect on December 31, 1997. If prices continue to decline, THEC may be required to write down the carrying value of its natural gas and oil properties depending upon natural gas prices and the results of drilling programs during the second quarter of Fiscal 1998.


Consolidated Expenses

Operation and maintenance expense increased 2.4% for the quarter ended December 31, 1997. The increase principally reflects higher operating costs related to increased production operations of THEC and market development costs of energy marketing subsidiaries. The comparative expense in the 12 months ended December 31, 1997 decreased slightly. The 12 months ended December 31, 1996 included colder weather and the reorganization charge of $12 million ($7.8 million, after taxes) incurred by THEC.

The increase in depreciation and depletion expense in the current periods reflects higher depletion charges at THEC due to increased gas production.

General taxes principally include State and City taxes on utility revenues and property. The applicable property base generally has increased and the related valuations for assessment of utility franchise taxes was increased. Taxes based on revenues reflect the variations in utility revenues each year.

Federal income tax expense reflects changes in pre-tax income. The effective tax rate for the 12 months ended December 31, 1997 was 36%, reflecting the non-deductibility of certain organization expenses.

Interest charges for the 12 months ended December 31, 1997 primarily reflect lower utility interest costs due to debt refunding. Other interest charges principally include carrying charges related to regulatory settlement items, and for the quarters ended December 31, 1997 and 1996, reflect interest charges related to commercial paper borrowings for general corporate purposes.

Other income includes results from investments in energy services which reflect increased earnings in the current periods, primarily associated with an increase in the Company's investment in the Iroquois Gas Transmission System from 11.4% to 19.4% in May 1996. Other income for the 12 months ended December 31, 1997 reflect the gains on the sale of our domestic cogeneration investment and the sale of residual interests in Canadian assets. Other income for the 12 months ended December 31, 1996 reflect the gains on the sale of subsidiary stock of $35.4 million ($23 million, after taxes) and the sale of a Canadian gas processing plant of $16.2 million ($10.5 million, after taxes).

In September 1997, all outstanding shares of 4.60% Cumulative
Preferred Stock were redeemed. Prior to the redemption, dividends reflect reductions in the number of shares outstanding due to sinking fund requirements.


Financial Condition and Dividends

Cash flow from operating activities continues to reflect stable growth notwithstanding differences caused by weather and the timing of payments of a general corporate nature, which adversely affected cash flow in the quarter ended December 31, 1997.

At December 31, 1997, the Company had available bank lines of credit of $100 million, which lines secure the issuance of commercial paper. The lines of credit are available to the Company and its principal subsidiary, Brooklyn Union. THEC has an available line of credit of $130 million. THEC is planning on issuing $150 million of bonds through a private placement depending on market conditions and interest rates. The proceeds from such issuance would be used, in part, to pay down obligations for borrowings under its revolving loan agreement. The bonds if issued, would be subordinate to borrowings under the line of credit.

In November 1997, the Board of Directors approved an increase in the annual dividend on common stock to $1.50 per share from $1.46 per share. This increase became effective on February 1, 1998, when the quarterly dividend was raised to 37 1/2 cents per share from 36 1/2 cents per share. Common dividends have been increased in 22 consecutive years and paid continuously for 50 years.

Pursuant to the PSC order dated February 5, 1998 approving the LILCO Transaction, Brooklyn Union's ability to pay dividends to the Company is conditioned upon maintenance of a utility capital structure with debt not exceeding 55% of total utility capitalization. The principal source of funding for the Company is dividend payments from Brooklyn Union. The Company and LILCO expect to continue their respective current dividend policies until completion of the LILCO Transaction. It is anticipated that the new holding company, will set an initial dividend rate of $1.78 per share of its common stock. (See Notes to the Condensed Consolidated Financial Statements, Note 4., "Combination with Long Island Lighting Company", for additional information.)


Utility Rate and Regulatory Matters

                 Proposed LILCO Transaction

In 1997, the Company and LILCO filed a joint petition with the New York State Public Service Commission (PSC or Commission) seeking PSC approval, under section 70 of the New York Public Service Law, of the Amended LILCO Agreement by which the Company and LILCO each would become subsidiaries of a newly-formed holding company. (See Notes to the Condensed Consolidated Financial Statements, Note 4., "Combination with Long Island Lighting Company".) In addition, the petition called for $1.0 billion of efficiency savings, excluding gas cost, attributable to operating synergies that are expected to be realized over the 10 year period following the combination, be allocated to ratepayers net of transaction costs. In late December, Brooklyn Union, LILCO, the Staff of the Department of Public Service and three other parties entered into a Settlement Agreement (Stipulation) resolving all issues among them in the proceeding. Hearings on the Stipulation were held in early January 1998 and, by order dated February 5, 1998, the PSC approved the Stipulation. Under the Stipulation, effective on the date of the consummation of the LILCO Transaction, Brooklyn Union's base rates to core customers will be reduced by $23.866 million annually. In addition, effective in the fiscal year in which the LILCO Transaction is consummated, Brooklyn Union will be subject to an earnings sharing provision pursuant to which it will be required to credit core customers with 60% of any utility earnings up to 100 basis points above certain threshold returns on equity levels over the term of the rate plan (other than any earnings associated with discrete incentives) and 50% of any utility earnings in excess of 100 basis points above such threshold levels. The threshold levels are 13.75% in fiscal year 1998, 13.50% in fiscal years 1999 through 2001, and 13.25% in fiscal year 2002. A safety and reliability incentive mechanism will be implemented effective on the consummation date of the LILCO Transaction, with a maximum 12 basis point pretax return on equity penalty if Brooklyn Union fails to achieve certain safety and reliability performance standards. With the exception of the simplification of the customer service performance standards, the Brooklyn Union rate plan approved by the PSC in the holding company proceeding remains unchanged. Any gas cost savings allocable to Brooklyn Union resulting from the LILCO Transaction will be reflected in rates to utility customers as those savings are realized. Also under the Stipulation, LILCO's base gas rates were reduced by $12.175 million annually effective on February 5, 1998, and further reduced by $6.253 million effective on the date of consummation of the LILCO Transaction.
The Stipulation defers action on the pending LILCO electric rate plan until no earlier than July 1, 1998.

The Stipulation also eliminates or relaxes many restrictions contained in the holding company settlement agreement in such areas as affiliate transactions; use of the name and reputation of Brooklyn Union by unregulated affiliates; common officers of the holding company, the utility subsidiaries and unregulated subsidiaries; dividend payment restrictions; and the composition of the Board of Directors of Brooklyn Union.


                     Appliance Service

On April 4, 1997, the PSC issued its "Order Concerning Gas
Appliance and Repair Service" by which it determined that non-safety related appliance repair service, other than minor adjustments, should not be performed by regulated gas utilities.

In compliance with the order, Brooklyn Union filed tariff revisions with the PSC, which became effective on October 1, 1997, and also filed an application seeking PSC approval to transfer certain assets related to the conduct of the non-safety related appliance repair business to a subsidiary that would conduct and carry on that business after the PSC's approval is secured. On February 5, 1998, as part of the Settlement Agreement in the proceeding governing the LILCO Transaction (see above), the Commission approved the terms of the asset transfers as well as the procedures by which the Company would assign unexpired service contracts to the newly-formed appliance repair subsidiary. The Settlement Agreement calls for the asset transfer and business "spin-off" to take place no earlier than April 5, 1998 and no later than June 30, 1998.

                   Customer Fixed Price Option

On June 5, 1997, the PSC issued an order entitled "Order Requiring the Filing of Proposals to Ameliorate Gas Price Volatility and Requesting Comments" (Order). The Order required each New York State local distribution company to submit proposals for a fixed price option to be available for use by customers effective with the 1997-98 heating season.

As a result of this Order, Brooklyn Union made available to gas sales customers, except residential non-heating customers, seasonal off-peak and large volume customers, a fixed price option, for the period December 1997 through April 1998. Any incremental costs that may be incurred as a result of the program will be recovered from customers in the following year.

               Industry Restructuring Proceedings

The PSC has set forth a policy framework to guide the transition of New York State's gas distribution industry in the deregulated gas industry environment. Beginning on May 1, 1996, customers in the small-volume market were given the option to purchase their gas supplies from sources other than Brooklyn Union, the gas transporter. Large-volume customers had this option for a number of years. In addition to transporting gas that customers purchase from marketers, utilities will provide billing, meter reading and other services for aggregate rates that match the distribution charge reflected in otherwise applicable sales rates to supply these customers. The PSC placed a voluntary limit on the amount of gas a utility would be obligated to transport in its core market under aggregation programs to 5% of total core sales in each of the next three years, with no more than 25% of any one service class permitted to convert to transportation service.

In September, as part of the restructuring proceeding of the gas-distribution industry in New York, the staff of the Public Service Commission issued a position paper, "The Future of the Natural Gas Industry." Its principal recommendations relate to gas supply and pipeline capacity issues, specifically, the separation of the gas merchant function from the distribution-transportation function as the most effective way to establish a more competitive local gas market. A five-year transition period was suggested in the Position Paper, during which time local distribution companies would continue to provide the bulk of the merchant function.

We conceptually support the recommendations made in the Position Paper but requested flexibility and customer feedback before the PSC makes a final decision. Our response addressed the need to establish principles regarding: system reliability, recovery of prudently incurred costs, the obligation to provide service to all firm customers, tax disparity among suppliers and the obligation to be "supplier of last resort". Brooklyn Union also indicated that legislative revisions were required in order for the Staff recommendations to be implemented. It is anticipated that the PSC will evaluate all comments to the Position Paper before it makes specific recommendations.


Environmental Matters

The Company is subject to various Federal, State and local laws and regulatory programs related to the environment. These environmental laws govern both the normal, ongoing operations of the Company as well as the cleanup of historically contaminated properties. Ongoing environmental compliance activities, which historically have not been material, are integrated with the Company's regular operation and maintenance activities. As of December 31, 1997 the Company had an accrued liability of $26.3 million representing costs associated with investigation and remediation at former manufactured gas plant sites. (See Notes to Condensed Consolidated Financial Statements, Note 2., "Environmental Matters".)


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


New Financial Accounting Standards

The Financial Accounting Standards Board issued the following accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130); and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No.
131). The Company will adopt SFAS No. 130 and SFAS No. 131 in its next fiscal year. The Company does not expect any material effect from adoption of these statements.

            REVIEW OF INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP has performed reviews in accordance with standards established by the American Institute of Certified Public Accountants of the Condensed Consolidated Financial Statements for the periods set forth in their report shown on page 22.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To KeySpan Energy Corporation:


We have reviewed the accompanying condensed consolidated balance sheets of KeySpan Energy Corporation (a New York corporation) and subsidiaries as of December 31, 1997 and 1996, and the related condensed consolidated statements of income for the three and twelve month periods ended December 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the three and twelve month periods ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of KeySpan Energy Corporation and subsidiaries as of September 30, 1997, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein) and, in our report dated October 22, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                   ARTHUR ANDERSEN LLP


New York, New York
January 22, 1998

Part II. Other Information

Item 1. Legal Proceedings

The Company and/or its subsidiaries have from time to time been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of currently asserted claims will not have a materially adverse impact on the Company's consolidated financial position or results of operations. For information regarding environmental matters affecting the Company, see Notes to the Condensed Consolidated Financial Statements, Note 2., "Environmental Matters".

Item 5.  Other Information

     Annual Shareholders Meeting
     Shareholders voted overwhelmingly for the combination with Long Island Lighting Company at the special meeting held in August. We anticipate that the business combination will take place this year, and have postponed the shareholder meeting originally scheduled for February 5, 1998. KeySpan directors will continue to serve until a meeting of shareholders is held. The directors selected for the new holding company will serve until a meeting of shareholders of the new holding company is held.

     Gas Procurement Matters
     On February 10, 1998, Brooklyn Union entered into a series of agreements with Enron Capital and Trade Resources Corp. (ECT) and its parent company, Enron Corp. which provide for ECT to engage in an overall gas supply management arrangement (ECT Arrangement) on behalf of Brooklyn Union over the course of a one year term commencing on April 1, 1998 (Contract Period). Under the ECT Arrangement, Brooklyn Union will assign contract rights to interstate pipeline transportation and storage field capacity to ECT (to the extent that Federal law permits such assignment), and will appoint ECT as its exclusive agent under gas supply contracts and other interstate pipeline and storage field capacity contracts (to the extent not assignable under Federal law). ECT also will satisfy Brooklyn Union's gas supply requirements during the Contract Period. As consideration for the various assignments and agency designations reflected in the ECT Arrangement, ECT will pay Brooklyn Union a fixed amount that, in Brooklyn Union's judgment, exceeds the level of margins that it would be able to generate through the operation of its New York Hub during the Contract Period. On February 10, 1998, Brooklyn Union filed with the PSC the ECT agreements and certain tariff revisions that would permit the ECT Arrangement to take effect as contemplated in such agreements.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     (11) Statement re computation of per share earnings.

     (15) Letter re unaudited interim financial information.

     (27) Financial data schedule.


(b) Reports on Form 8-K

     With the filing of its Form 10-Q Report for the quarter ended December 31, 1997, the Company filed a report on Form 8-K providing disclosure applicable to the unaudited pro forma combined condensed financial information for the Company and Long Island Lighting Company at December 31, 1997 and for the 12 months ended December 31, 1997. The unaudited pro forma combined condensed financial information reflects the condensed consolidated financial information of the Company and Long Island Lighting Company contained in their respective Quarterly Reports on Form 10-Q.

     There was a Form 8-K filed on December 19, 1997 together with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 providing disclosure applicable to the unaudited pro forma combined condensed financial information for the Company and Long Island Lighting Company at September 30, 1997 and for the 12 months ended September 30, 1997. The unaudited pro forma combined condensed financial information reflects the condensed consolidated financial information of the Company as reported in its Annual Report on Form 10-K for its fiscal year ended September 30, 1997 and of Long Island Lighting Company as reported in its Quarterly Report on Form 10-Q for its period ended September 30, 1997.

           KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                                       KEYSPAN ENERGY CORPORATION
                                             (Registrant)



Date February 13, 1998             s/ V.D. Enright
                                   ------------------------
                                   V.D. Enright
                                   Senior Vice President,
                                   Chief Financial Officer
                                   and Chief Accounting
                                   Officer