Form 10-Q
period 1998-03-31
KEYSPAN ENERGY CORP /NY/
filed 1998-05-14
CIK 1022916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1998
                                OR

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock          Outstanding at May 8,1998
     $.33 1/3 par value                  51,323,656

           KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES

                              INDEX

Part I.   Financial Information                        Page No.

          Condensed Consolidated Balance Sheet -
          March 31, 1998 and 1997, and September 30,
          1997                                              3

          Condensed Consolidated Statement of Income -
          Three, Six and Twelve Months Ended March 31,
          1998 and 1997                                     4

          Condensed Consolidated Statement of Cash Flows -
          Six and Twelve Months Ended March 31, 1998
          and 1997                                          5

          Notes to Condensed Consolidated Financial
          Statements                                        6

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition            12

          Review of Independent Public Accountants         21

          Report of Independent Public Accountants         22

Part II.  Other Information

          Item 1 - Legal Proceedings                       23

          Item 5 - Other Information                       23

          Item 6 - Exhibits and Reports on Form 8-K        24


Signature                                                  25


KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

====================================================================================================================================
                                                           March 31,                 March 31,                 September 30,
                                                             1998                       1997                       1997
                                                          (UNAUDITED)               (UNAUDITED)                  (AUDITED)
====================================================================================================================================
                                                                              (Thousands of Dollars)


Assets

Property
  Utility, at cost                                       $     1,873,052            $     1,805,878            $     1,848,817
  Accumulated depreciation                                      (474,789)                  (440,122)                  (458,089)
  Gas exploration and production, at cost                        723,622                    563,870                    636,312
  Accumulated depletion                                         (256,457)                  (188,246)                  (216,423)
------------------------------------------------------------------------------------------------------------------------------------
                                                               1,865,428                  1,741,380                  1,810,617
------------------------------------------------------------------------------------------------------------------------------------
Equity Investments in Energy Businesses                          105,504                    156,884                    166,833
------------------------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and temporary cash investments                             72,078                     52,496                     36,912
  Accounts receivable                                            357,397                    387,305                    174,321
  Allowance for uncollectible accounts                           (22,071)                   (22,555)                   (14,444)
  Gas in storage, at average cost                                 30,434                     19,841                     94,695
  Materials and supplies, at average cost                         11,884                     13,579                     11,436
  Prepaid gas costs                                                -                          -                         11,309
  Other                                                           34,420                     23,972                     33,886
------------------------------------------------------------------------------------------------------------------------------------
                                                                 484,142                    474,638                    348,115
------------------------------------------------------------------------------------------------------------------------------------
Deferred Charges                                                 180,438                    120,862                    171,625
------------------------------------------------------------------------------------------------------------------------------------
                                                         $     2,635,512            $     2,493,764            $     2,497,190
====================================================================================================================================
Capitalization and Liabilities

Capitalization
  Common stock, $.33 1/3 par value , authorized
  210,000,000; outstanding 51,242,044,
  50,206,012 and 50,767,041 shares, respectively stated  $       588,174            $       559,703            $       572,457
  Retained earnings                                              495,367                    444,346                    396,586
------------------------------------------------------------------------------------------------------------------------------------
     Total common equity                                       1,083,541                  1,004,049                    969,043
  Preferred stock                                                  -                          6,300                      -
  Long-term debt                                                 782,131                    724,551                    745,091
------------------------------------------------------------------------------------------------------------------------------------
                                                               1,865,672                  1,734,900                  1,714,134
------------------------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Accounts payable                                               110,052                    122,792                    142,725
  Dividends payable                                               19,228                     18,831                     18,490
  Commercial paper and Notes payable                              31,979                     43,000                     64,211
  Taxes accrued                                                   38,371                     68,618                      4,602
  Customer deposits                                               23,946                     23,177                     22,829
  Customer budget plan credits                                     -                          -                         15,956
  Interest accrued and other                                      40,493                     32,946                     50,629
------------------------------------------------------------------------------------------------------------------------------------
                                                                 264,069                    309,364                    319,442
------------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Federal income tax                                             288,881                    290,225                    290,458
  Unamortized investment tax credits                              18,505                     19,493                     19,004
  Other                                                          101,393                     57,676                     69,003
------------------------------------------------------------------------------------------------------------------------------------
                                                                 408,779                    367,394                    378,465
------------------------------------------------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Company                           96,992                     82,106                     85,149
------------------------------------------------------------------------------------------------------------------------------------
                                                         $     2,635,512            $     2,493,764            $     2,497,190
====================================================================================================================================
See accompanying notes to condensed consolidated financial statements.


KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
             (UNAUDITED)

====================================================================================================================================
                                                   Three Months                     Six Months                     Twelve Months
                                                  Ended March 31,                 Ended March 31,                 Ended March 31,
                                                1998          1997               1998        1997               1998          1997
====================================================================================================================================
                                                                   (Thousands of Dollars, Except Per Share Data)

Operating Revenues
  Gas sales and transportation            $     485,982   $   547,757   $    879,329   $   953,239       $  1,240,018  $  1,338,708
  Other retail services                          16,369        11,630         34,305        24,275             59,508        36,979
  Gas production and other                       33,706        29,895         74,370        58,494            130,473        97,142
------------------------------------------------------------------------------------------------------------------------------------
                                                536,057       589,282        988,004     1,036,008          1,429,999     1,472,829
Operating Expenses
   Cost of gas                                  212,784       266,233        396,005       465,539            524,650       627,234
   Operation and maintenance                    108,264       108,388        212,559       208,495            422,556       427,337
   Depreciation and depletion                    33,609        25,051         67,396        50,033            128,543        92,920
   General taxes                                 49,218        53,625         91,627        95,064            150,006       148,724
   Federal income tax                            42,870        43,130         70,218        66,564             58,268        45,577
------------------------------------------------------------------------------------------------------------------------------------
Operating Income                                 89,312        92,855        150,199       150,313            145,976       131,037

Other Income (Expense)
   Income from equity investments                 2,816           944          5,599         3,234             18,005        13,274
   Gain on sale of properties and interests       -               -            8,993         -                 22,672        51,597
   Other, net                                     1,580          (461)         4,168        (1,238)             3,613         3,265
   Federal income tax                              (860)         (209)        (4,953)       (1,092)           (11,527)      (18,896)
   Minority interest in earnings of subsidiary   (1,656)       (1,961)        (4,620)       (3,544)            (7,708)       (3,544)
------------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                   91,192        91,168        159,386       147,673            171,031       176,733
Interest Charges
       Long-term debt                             9,224         9,253         18,708        19,798             37,427        42,581
       Other                                      1,622         1,594          3,785         2,753              7,102         5,324
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                       80,346        80,321        136,893       125,122            126,502       128,828
Dividends on Preferred Stock                      -                78          -               157                135           316
------------------------------------------------------------------------------------------------------------------------------------
Income Available for
   Common Stock                          $       80,346   $    80,243   $    136,893   $   124,965       $    126,367  $    128,512
====================================================================================================================================
Basic and Diluted Earnings
    Per Share of Common Stock            $         1.57   $      1.60   $       2.68   $      2.50       $       2.49  $       2.58
------------------------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Share
   of Common Stock                       $        0.375   $     0.365   $       0.75   $      0.73       $       1.48  $       1.44
------------------------------------------------------------------------------------------------------------------------------------
Average Common Shares
   Outstanding                               51,138,310    50,117,504     51,015,194    50,029,547         50,716,616    49,836,765
====================================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                                                          4


KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENT OF CASH FLOWS
                 (UNAUDITED)

====================================================================================================================================
                                                                              Six Months                        Twelve Months
                                                                            Ended March 31,                    Ended March 31,
                                                                         1998             1997               1998           1997
====================================================================================================================================

                                                                                        (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                       $     136,893     $     125,122     $     126,502   $     128,828
 Adjustments to reconcile net income
      to net cash provided by operating activities:
   Depreciation and depletion                                            69,488            51,864           131,687          96,488
   Deferred Federal income tax                                            2,925             5,149             5,217          40,839
   Gain on sale of properties and investments                            (8,917)            -               (24,969)        (51,597)
   Income from equity investments                                        (5,599)           (3,234)          (18,005)        (13,274)
   Dividends from equity investments                                      4,963             1,893            15,956          10,437
   Change in balance sheet accounts:
       Accounts receivable, net                                        (174,742)         (219,812)           12,425          24,895
       Accounts payable                                                 (21,993)           (7,869)           (4,640)        (19,520)
       Gas inventory and prepayments                                     75,570            83,917           (10,593)         (3,700)
       Other                                                             37,030            82,560             5,819          13,901
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                   115,618           119,590           239,399         227,297
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock                                                 15,367             9,866            28,471          22,415
    Proceeds from sale of subsidiary stock                                -                 -                 -             101,041
    Commercial paper and Notes payable, net                             (32,232)           55,538           (11,021)         42,899
    Increase in long-term debt                                           38,000             -               182,500           -
    Repayment of debt and preferred stock                                (1,000)             (300)         (131,600)           (300)
    Dividends paid                                                      (38,395)          (36,749)          (75,414)        (72,246)
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                         (18,260)           28,355            (7,064)         93,809
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FOR INVESTING ACTIVITIES
    Capital expenditures (excluding allowance
      for equity funds used during construction)                       (134,706)         (141,214)         (279,320)       (366,177)
    Proceeds from sale of investments                                   101,882             -                95,156          26,938
    Other                                                               (29,368)            3,844           (28,589)         26,413
------------------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                       (62,192)         (137,370)         (212,753)       (312,826)
------------------------------------------------------------------------------------------------------------------------------------
Change in Cash and Temporary Cash Investments                            35,166            10,575            19,582           8,280
Cash and Temporary Cash Investments at Beginning of Period               36,912            41,921            52,496          44,216
Cash and Temporary Cash Investments at End of Period              $      72,078     $      52,496     $      72,078   $      52,496
------------------------------------------------------------------------------------------------------------------------------------

Temporary cash investments are short-term marketable securities purchased with maturities of three months or less that are carried at cost which approximates their fair value.


Supplemental disclosures of cash flows
   Income taxes                                                   $      54,200     $      17,000     $      83,200   $      26,445
   Interest                                                       $      23,970     $      25,593     $      44,662   $      53,146
====================================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                                            5

           KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

     The financial statements presented herein reflect the reorganization of Brooklyn Union and its subsidiaries into a holding company structure under the name KeySpan Energy
     Corporation on September 29, 1997.

     In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and 1997, and the results of operations for the three, six and 12 month periods ended March 31, 1998 and 1997, and cash flows for the six and 12 month periods ended March 31, 1998 and 1997. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. All other adjustments were of a normal, recurring nature.

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

     This document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.

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


2.   ENVIRONMENTAL MATTERS

     Historically, Brooklyn Union or predecessor entities owned or operated a number of former manufactured gas plant (MGP) sites. These sites have been identified for the New York State Department of Environmental Conservation (DEC) for inclusion on appropriate waste site inventories. In certain circum-stances, former MGP sites can give rise to environmental cleanup responsibilities for Brooklyn Union and successor companies.

     Brooklyn Union has several former MGP sites that probably will require investigation and /or potentially remediation. Two of the sites are under administrative consent orders (ACO) with the DEC which compel investigation and cleanup. As of this time, the final end uses for the sites and the acceptable remediation goals have not been determined pursuant to the terms of the ACOs. Further investigation at the other sites will be necessary before determinations can be made regarding the need or scope of potential remediation.

     At the current time, Brooklyn Union estimates that the minimum cost for investigation and, where applicable, remediation for the several sites is $49.1 million. The actual environmental costs for the MGP sites may vary substantially depending upon remediation experience, end uses for the sites, and final remediation goals.

     The current utility rate plan provides, among other things, that if the total cost of investigation and remediation varies from that which is specifically estimated for a site under remediation and/or investigation, then Brooklyn Union will retain or absorb up to 10% of the variation. Expenditures to date are $7.9 million.

     Periodic discussions with insurance carriers and third parties for reimbursement of some portion of remediation and investigation cost continues.

3.   REGULATORY ASSETS

     Brooklyn Union is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". Regulatory assets arise from the allocation of costs and revenues to accounting periods for utility ratemaking purposes differently from bases generally applied by nonregulated companies. Regulatory assets are recognized in accordance with SFAS-71. With the exception of net tax regulatory assets, all other assets and liabilities created by the ratemaking process are immaterial. Accordingly, at March 31, 1998, there was a net tax regulatory asset of $67.7 million compared to a net tax regulatory asset of $74.1 million at March 31, 1997. In addition, there was an environmental regulatory asset of $18 million with corresponding regulatory credits.

     In the event that the provisions of SFAS-71 were no longer applicable, the Company estimates that the related write-off could result in a charge to net income of approximately $55.7 million (excluding corresponding credits) which would be classified as an extraordinary item.


4.   COMBINATION WITH LONG ISLAND LIGHTING COMPANY (LILCO
     TRANSACTION)

                 AMENDED AGREEMENT WITH LILCO

     On December 29, 1996, Brooklyn Union and LILCO entered into an Agreement and Plan of Exchange (LILCO Agreement), pursuant to which the companies would become wholly owned subsidiaries of a new holding company (LILCO Transaction). The LILCO Agreement was amended and restated to reflect certain technical changes as of February 7, 1997 and June 26, 1997. Further, as the result of Brooklyn Union's reorganization into holding company form on September 29, 1997, the Company was assigned all of Brooklyn Union's rights in and to, and assumed all of the obligations of Brooklyn Union, under the Amended LILCO Agreement.

     The LILCO Transaction was approved by both companies' boards of directors and shareholders of both companies approved the transaction on August 7, 1997. Under the terms of the LILCO Transaction, as the result of a merger of the Company with a newly-formed subsidiary of the new holding company, the Company's common shareholders will receive one share of common stock of the new holding company for each common share of the Company that they currently own. Through a share exchange, LILCO common shareholders will receive 0.880 of a share of the new holding company's common stock for each share of LILCO common stock that they currently own. (See LILCO Agreement with Long Island Power Authority). The purchase method of accounting will apply to the LILCO Transaction with LILCO being the acquiring company.

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

     Following the announcement of the LILCO Agreement, Standard & Poor's Ratings Services placed Brooklyn Union's corporate credit and senior unsecured debt ratings of A, as well as Brooklyn Union's A-1 commercial paper rating, on CreditWatch. Similarly, Moody's Investors Service placed Brooklyn Union's A1 senior unsecured and Prime-1 short-term ratings on review for possible downgrade.

     The LILCO Transaction is conditioned upon the receipt of all required regulatory approvals and other conditions. On July 17, 1997, the Federal Energy Regulatory Commission (FERC) approved the LILCO Transaction. By order dated February 5, 1998, the New York State Public Service Commission (PSC) approved the transactions necessary to effect the combination as well as the transfer of certain utility assets to the newly-formed holding company and to shared services organizations being established to provide general corporate administrative services for the business units and affiliates of the holding company. (See Management's Discussion and Analysis of Results of Operations and Financial Condition, "Utility Rate and Regulatory Matters", for further information.)

     Unaudited pro forma combined condensed financial information for KeySpan Energy Corporation and Long Island Lighting Company at March 31, 1998 and for the 12 months ended March 31, 1998 will be contained in the Company's Report on Form 8-K, to be filed with the Securities and Exchange Commission. The LILCO Transaction is expected to be consummated on May 28, 1998.

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

     In March 1998, the Internal Revenue Service issued a private letter ruling confirming certain matters in connection with the LIPA Transaction, including the fact that the proceeds realized by LILCO's shareholders from the sale of stock to LIPA will not be subject to capital gains taxes. The IRS also ruled that the bonds LIPA plans to issue would be tax-exempt, and the interest to the bondholders not subject to federal income tax. On January 20, 1998, LILCO filed an application with the PSC for approval of the transfer of the Transferred Assets and Liabilities from LILCO to the Transferee Subsidiaries, which application was approved by order dated May 2, 1998. At its session held on February 11, 1998, the FERC approved the LIPA Transaction.

           KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results

The following is a summary of items affecting comparative earnings and a discussion of the material changes in revenues and expenses during the following periods:

(1)  Three Months ended March 31, 1998 vs. Three Months ended
     March 31, 1997.

(2)  Six Months ended March 31, 1998 vs. Six Months ended March 31,
     1997.

(3)  Twelve Months ended March 31, 1998 vs. Twelve Months ended
     March 31, 1997.


Earnings

Consolidated earnings for the second quarter ended March 31, 1998 were $80.3 million, or $1.57 per share, compared to $80.2 million, or $1.60 per share, in last year's second quarter. Core utility operations contributed $1.58 per share to quarterly earnings, compared to $1.57 per share in the second quarter a year ago. Operating results were adversely affected by extremely warm weather, which was 19.4% warmer than normal.

Utility results reflect continued reduction of operating costs, which made up for revenue shortfalls due to the warm weather. The energy-related investment group contributed 7 cents per share to quarterly earnings, compared to 6 cents per share in last year's second quarter. Earnings from gas production operations of The Houston Exploration Company (THEC) and our investment in the Iroquois Gas Transmission System were slightly higher despite the warm weather throughout the country. Earnings from our investment in the Premier Transco Pipeline in Northern Ireland are on target. We have a 24.5% interest in the pipeline and a similar interest in Phoenix Natural Gas, which is expanding and refurbishing the gas-distribution system that serves the City of Belfast.

In the quarter ended March 31, 1998, the energy marketing group showed a loss of 7 cents per share, compared to a loss of 3 cents per share in last year's second quarter. Margins on sales to retail customers continue to be depressed in today's highly competitive commodity markets. Gas sales by KeySpan Energy Services Inc. resulted in a loss in this year's second quarter. Operating results of KeySpan Appliance Service Inc. and KeySpan Energy Management Inc. were on target. We are positioned to realign our operations in order to take full advantage of opportunities to increase sales in more profitable market segments.

Consolidated earnings in the 12 months ended March 31, 1998 were $126.4 million, or $2.49 per share, compared to $128.5 million, or $2.58 per share, in the 12 months ended March 31, 1997. Utility operations in the 12 months ended March 31, 1998 were 15 cents per share ahead of last year's comparable period despite the effects of warmer weather. Earnings from our non-regulated energy operating groups were ahead by 3 cents per share. Results in the 12 months ended March 31, 1998 included non-recurring net gains of 25 cents per share, compared to similar gains of 52 cents per share in the 12 months ended March 31, 1997.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) during fiscal 1997. The Company adopted SFAS No. 128 beginning October 1, 1997 and there was no difference between basic and diluted earnings per share amounts as computed in accordance with the requirements of SFAS No. 128.

Utility firm gas and transportation sale volumes for the second quarter of fiscal 1998, which was 19.4% warmer than normal, were 52,973 MDTH, compared to 58,188 MDTH in last year's second quarter, which was 6.4% warmer than normal. Total gas throughput, which includes sales to interruptible and off-system customers, was 71,949 MDTH for the second quarter of fiscal 1998, compared to 77,259 MDTH in last year's second quarter. Total gas throughput, for the 12 months ended March 31, 1998 was 192,186 MDTH, compared to 189,345 MDTH for the corresponding 12 month period a year ago.

Net sales revenues (gas sales and transportation revenues less cost of gas) decreased $8.3 million and $4.4 million for the three and six months ended March 31, 1998 compared to the corresponding periods last year, due to the effects of significantly warmer-than-normal weather. Net sales revenues increased $3.9 million for the twelve months ended March 31, 1998 compared to the comparable period last year. The increase reflected increased transportation service revenues offset in part by lower firm sales due to the comparatively warmer than normal weather.

A significant market for off-system gas sales, transportation and other services has developed as a result of deregulation. These sales and services reflect optimal use of available pipeline capacity in balancing on-system requirements to core customers with off-system services to increase total margins. For the 12 months ended March 31, 1998, gas and transportation sales and services to off-system and interruptible customers amounted to 59,199 MDTH compared with 52,775 MDTH for the corresponding period in 1997.

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

With respect to natural gas production operations, our subsidiary, The Houston Exploration Company, Inc. (THEC) generally uses options to establish collars and swaps to hedge the price risk related to known production plans and capabilities. These instruments include a fixed price/volume and are structured as both straight and participating swaps. In all swap instruments, THEC pays the counterparties the amount by which the floating variable price (settlement price) exceeds the fixed price and receives the amount by which the settlement price is below the fixed price.

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

Gas Production Revenues

Gas production and other revenues increased in the current periods as compared with the corresponding periods last year, principally due to the acquisition of gas and oil properties by THEC in July and September 1996. Gas production for the three and six month periods ended March 31, 1998 was 15.4 BCFe and 30.9 BCFe, respectively. Gas production for the three and six month periods ended March 31, 1997 was 10.8 BCFe and 21.1 BCFe, respectively.
For the 12 months ended March 31, 1998, gas production was 56 BCFe, compared with 36.1 BCFe in the 12 months ended March 31, 1997. The effective price (average wellhead price received for production including realized gains and losses) was $2.13 per MCF in the second quarter of fiscal 1998 compared with $2.30 per MCF in the second quarter of 1997. The average wellhead price was $2.06 per MCF in the current quarter compared with $2.77 per MCF in the second quarter of 1997. The effective prices in the 12 months ended March 31, 1998 and 1997 were $2.21 and $1.83 per MCF, respectively.

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

As of March 31, 1998, THEC estimates, using prices in effect as of such date, that the ceiling limitation imposed under full cost accounting rules on total capitalized natural gas and oil property costs exceeded actual capitalized costs. Natural gas prices declined substantially in the second quarter of 1998 from prices in effect during the first quarter. If prices continue to decline, THEC may be required to write down the carrying value of its natural gas and oil properties depending upon prices and the results of drilling programs during the third quarter of fiscal 1998.

Consolidated Expenses

Operation and maintenance expense for the quarter and period ended March 31, 1998 remained flat as compared to the corresponding periods last year. This expense reflects the comparatively warmer weather and ongoing cost-reduction efforts in gas distribution, offset by increased production operations of THEC and market development costs of energy marketing subsidiaries. The comparative expense in the 12 months ended March 31, 1998 decreased by $4.8 million from the corresponding period last year. Results for the 12 months ended March 31, 1997 reflected colder weather and included a reorganization charge of $12 million ($7.8 million, after taxes) incurred by THEC.

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

Federal income tax expense reflects changes in pre-tax income. The effective tax rate for the 12 months ended March 31, 1998 was 36%, reflecting the non-deductibility for tax purposes of certain organization expenses.

Interest charges for the 12 months ended March 31, 1998 primarily reflect lower utility interest costs due to debt refunding. Other interest charges principally include carrying charges related to regulatory settlement items and reflect interest charges related to commercial paper borrowings for general corporate purposes.

Other income includes results from investments in energy services which reflect increased earnings. Other income for the 12 months ended March 31, 1998 includes gains on the sale of our domestic cogeneration investment and the sale of residual interests in Canadian assets. Other income for the 12 months ended March 31, 1997 includes the gains on the sale of subsidiary stock of $35.4 million ($23 million, after taxes) and the sale of a Canadian gas processing plant of $16.2 million ($10.5 million, after taxes).

In September 1997, all outstanding shares of 4.60% Cumulative
Preferred Stock were redeemed. Prior to the redemption, dividends reflect reductions in the number of shares outstanding due to sinking fund requirements.

Financial Condition and Dividends

Cash flow from operating activities continues to reflect stable growth notwithstanding differences caused by weather and the timing of payments of a general corporate nature, which adversely affected cash flow in the quarter ended March 31, 1998.

At March 31, 1998, the Company had available bank lines of credit of $100 million, which lines secure the issuance of commercial paper. The lines of credit are available to the Company and its principal subsidiary, Brooklyn Union. In addition THEC has an available line of credit of $135 million. During the quarter ended March 31, 1998, THEC issued $100 million of 8.58% Senior Subordinated Notes due 2008. These notes will be subordinate to borrowings under THEC's line of credit.

Pursuant to the PSC order dated February 5, 1998 approving the LILCO Transaction, Brooklyn Union's ability to pay dividends to the Company is conditioned upon maintenance of a utility capital structure with debt not exceeding 55% of total utility capitalization. The principal source of funding for the Company is dividend payments from Brooklyn Union. The Company and LILCO expect to continue their respective current dividend policies until completion of the LILCO Transaction. It is anticipated that the new holding company will set an initial dividend rate of $1.78 per share of its common stock. (See Notes to the Condensed Consolidated Financial Statements, Note 4., "Combination with Long Island Lighting Company", for additional information.)

Utility Rate and Regulatory Matters

                 Proposed LILCO Transaction

In 1997, the Company and LILCO filed a joint petition with the PSC seeking PSC approval, under section 70 of the New York Public Service Law, of the LILCO Agreement by which the Company and LILCO each would become subsidiaries of a newly-formed holding company. (See Notes to the Condensed Consolidated Financial Statements, Note 4., "Combination with Long Island Lighting Company".) In addition, the petition called for $1.0 billion of efficiency savings, excluding gas costs, attributable to operating synergies that are expected to be realized over the 10 year period following the combination, be allocated to ratepayers net of transaction costs. In December 1997, Brooklyn Union, LILCO, the Staff of the Department of Public Service and six other parties entered into a Settlement Agreement (Stipulation) resolving all issues among them in the proceeding. Hearings on the Stipulation were held in January 1998 and, by order dated February 5, 1998, the PSC approved the Stipulation. Under the Stipulation, effective on the date of the consummation of the LILCO Transaction, Brooklyn Union's base rates to core customers will be reduced by $23.866 million annually. In addition, effective in the fiscal year in which the LILCO Transaction is consummated, Brooklyn Union will be subject to an earnings sharing provision pursuant to which it will be required to credit core customers with 60% of any utility earnings up to 100 basis points above certain threshold returns on equity levels over the term of the rate plan (other than any earnings associated with discrete incentives) and 50% of any utility earnings in excess of 100 basis points above such threshold levels. The threshold levels are 13.75% in fiscal year 1998, 13.50% in fiscal years 1999 through 2001, and 13.25% in fiscal year 2002. A safety and reliability incentive mechanism will be implemented effective on the consummation date of the LILCO Transaction, with a maximum 12 basis point pretax return on equity penalty if Brooklyn Union fails to achieve certain safety and reliability performance standards. With the exception of the simplification of the customer service performance standards, the Brooklyn Union rate plan approved by the PSC in September 1996 remains unchanged. Any gas cost savings allocable to Brooklyn Union resulting from the LILCO Transaction will be reflected in rates to utility customers as those savings are realized. Also under the Stipulation, LILCO's base gas rates were reduced by $12.175 million annually effective on February 5, 1998, and further will be reduced by $6.253 million effective on the date of consummation of the LILCO Transaction. The Stipulation defers action on the pending LILCO electric rate plan until no earlier than July 1, 1998.

The Stipulation also eliminates or relaxes many restrictions contained in the settlement agreement of September 1996 in such areas as affiliate transactions; use of the name and reputation of Brooklyn Union by unregulated affiliates; common officers of the holding company, the utility subsidiaries and unregulated subsidiaries; dividend payment restrictions; and the composition of the Board of Directors of Brooklyn Union.

                       Appliance Service

On April 4, 1997, the PSC issued its "Order Concerning Gas
Appliance and Repair Service" by which it determined that non-safety related appliance repair service, other than minor adjustments, should not be performed by regulated gas utilities.

In compliance with the order, Brooklyn Union filed tariff revisions with the PSC, which became effective on October 1, 1997, and also filed an application seeking PSC approval to transfer certain assets related to the conduct of the non-safety related appliance repair business to a subsidiary that would conduct and carry on that business after the PSC's approval is secured. On February 5, 1998, as part of the Settlement Agreement in the proceeding governing the LILCO Transaction (see Financial Condition and Dividends above), the PSC approved the terms of the asset transfers as well as the procedures by which the Company would assign unexpired service contracts to the newly-formed appliance repair subsidiary. In April 1998, Brooklyn Union "spun-off" its appliance repair activities to KeySpan Appliance Service Inc., a wholly-owned, non-regulated subsidiary of the Company.

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

In September, as part of the restructuring proceeding of the gas-distribution industry in New York, the Staff of the PSC issued a position paper, "The Future of the Natural Gas Industry." Its principal recommendations relate to gas supply and pipeline capacity issues, specifically, the separation of the gas merchant function from the distribution-transportation function as the most effective way to establish a more competitive local gas market. A five-year transition period was suggested in the Position Paper, during which time local distribution companies would continue to provide the bulk of the merchant function.

We conceptually support the recommendations made in the Position Paper but in filed comments requested flexibility and customer feedback before the PSC makes a final decision. Our response addressed the need to establish principles regarding: system reliability, recovery of prudently incurred costs, the obligation to provide service to all firm customers, tax disparity among suppliers and the obligation to be "supplier of last resort". Brooklyn Union also indicated that legislative revisions were required in order for the Staff recommendations to be implemented. It is anticipated that the PSC will evaluate all comments to the Position Paper before it makes specific recommendations.

Environmental Matters

The Company is subject to various Federal, State and local laws and regulatory programs related to the environment. These environmental laws govern both the normal, ongoing operations of the Company as well as the cleanup of historically contaminated properties. Ongoing environmental compliance activities, which historically have not been material, are integrated with the Company's regular operation and maintenance activities. As of March 31, 1998 the Company had an accrued liability of $49.1 million representing estimated costs associated with investigation and remediation at former manufactured gas plant sites. (See Notes to Condensed Consolidated Financial Statements, Note 2., "Environmental Matters".)

Computer Software, Year 2000 Issue

The Company has evaluated the extent to which modifications to its computer software and database will be necessary to accommodate the year 2000. The Company's computer systems are generally based on two digits and will require some additional programming to recognize the start of the new millennium. In 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus, EITF Issue No. 96-14, that internal and external costs specifically associated with modifying internal-use computer software for the year 2000 should be charged to expense as incurred. The Company estimates the cost of future modifications, which are expected to be made over the next two years, to be approximately $4.0 million. No estimate can be made of the effect, if any, of Year 2000 problems on suppliers and service providers.

New Financial Accounting Standards

The Financial Accounting Standards Board issued the following accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130); and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No.
131). The Company will adopt SFAS No. 130 and SFAS No. 131 in its next fiscal year. The Company does not expect any material effect from the adoption of these statements.

             REVIEW OF INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP has performed reviews in accordance with standards established by the American Institute of Certified Public Accountants of the Condensed Consolidated Financial Statements for the periods set forth in their report shown on page 22.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To KeySpan Energy Corporation:

We have reviewed the accompanying condensed consolidated balance sheets of KeySpan Energy Corporation (a New York corporation) and subsidiaries as of March 31, 1998 and 1997, and the related condensed consolidated statements of income for the three, six and twelve month periods ended March 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the six and twelve month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


                                   ARTHUR ANDERSEN LLP

New York, New York
April 30, 1998

Part II. Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries have from time to time been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of currently asserted claims will not have a materially adverse impact on the Company's consolidated financial position or results of operations.

Item 5.  Other Information

The Houston Exploration Company Acquisition

In April 1998, THEC acquired certain natural gas and oil properties located onshore in South Louisiana, representing 41 Bcfe of net proved reserves and containing approximately 64 producing wells (the "South Louisiana Acquisition"). The average net production in March 1998 attributable to such properties was approximately 12.5 Mmcfe per day, net to THEC's interest. The properties were acquired for $53.9 million excluding minor incidental reimbursements to THEC.

Public Service Commission Show Cause Order

By order dated February 13, 1998, the Commission required Brooklyn Union to show cause why an individually negotiated contract, that became effective in May 1992, for gas transportation service to KIAC Partners, which operates an electric cogeneration, central heating and refrigeration and thermal distribution facility at the John F. Kennedy International Airport in Brooklyn Union's service territory, is just and reasonable. In its order, the Commission expressed concern over (a) the balancing provisions of the contract, (b) the fact that the contract had no provision to deal with the contingency that a proposed interstate pipeline project, which posed a physical bypass threat justifying an individually
negotiated contract in this case, would not be built, and   the
fact that actual margin revenues from the rendition of service to KIAC have been below margins originally forecast. In the order the Commission also noted that if the contract is determined not to be in the public interest, "the question of whether Brooklyn Union's customers are entitled to a portion of the proceeds" realized by Brooklyn Union from its recent sale of its equity interest in Gas Energy Inc., which through special purpose subsidiaries owns 50% of the equity of KIAC Partners, "becomes especially relevant". By response filed with the Commission on May 8, 1998, Brooklyn Union submitted evidence that the contract with KIAC was in all respects just, reasonable and in the public interest when it was entered into, and remains so today, and argued that the Commission has no authority either to alter the KIAC contract with retroactive effect or to appropriate any of the proceeds realized by Brooklyn Union from its sale of Gas Energy Inc. The Company is unable to predict the outcome of this proceeding.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     (11) Statement re computation of per share earnings.

     (15) Letter re unaudited interim financial information.

     (27) Financial data schedule.


(b) Reports on Form 8-K

     The Company will file a report on Form 8-K providing disclosure applicable to the unaudited pro forma combined condensed financial information for the Company and Long Island Lighting Company at March 31, 1998 and for the 12 months ended March 31, 1998.

           KEYSPAN ENERGY CORPORATION AND SUBSIDIARIES

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                                       KEYSPAN ENERGY CORPORATION
                                             (Registrant)



Date May 14, 1998             s/ V.D. Enright
                              -------------------------
                              V.D. Enright
                              Senior Vice President,
                              Chief Financial Officer
                              and Chief Accounting
                              Officer